Form 10-Q
period 1997-06-30
ASCENT PEDIATRICS INC
filed 1997-08-14
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

                        COMMISSION FILE NUMBER 000-22347

                             ASCENT PEDIATRICS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                             04-3047405
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

187 Ballardvale Street, Suite B125, Wilmington, MA                01887
    (Address of principle executive offices)                    (Zip Code)

Registrant's telephone number, including area code (508) 658-2500


                                      None
                        (Former name, former address, and
                former fiscal year if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     No  X
                                     ---    ---


         Indicate the number of shares outstanding of the registrant's Common Stock, par value $.00004 per share, as of August 11, 1997 was 6,890,050.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS



Part I.  Financial Information                                                  Page
       Item 1  Condensed Financial Statements                                   ----
         Condensed Balance Sheets...........................................        1

         Condensed Statements of Operations.................................        2

         Condensed Statements of Cash Flows.................................        3

         Notes to Financial Statements......................................    4 - 6

       Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................    7 - 9

Part II. Other Information..................................................  10 - 11
       Item 4  Submission of Matters to a Vote of Security-Holders

Signature...................................................................       12

Exhibit Index...............................................................       13

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                             ASCENT PEDIATRICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                                                                                                     June 30,        December 31,
                                                                                                       1997              1996
                                                                                                   ------------      ------------
                                                           ASSETS

Current Assets:
Cash and cash equivalents ......................................................................   $ 28,422,709      $  2,085,743
Other current assets ...........................................................................        414,514            12,312
                                                                                                   ------------      ------------
Total current assets ...........................................................................     28,837,223         2,098,055
                                                                                                   ------------      ------------

Fixed assets, net ..............................................................................        409,851           163,142
Deposits related to acquisition ................................................................        250,000           250,000
Deferred charges and other deposits ............................................................        218,078           104,553
Debt issue costs, net (Note 4) .................................................................        559,811              --
Other assets, net ..............................................................................         57,576            11,874
                                                                                                   ------------      ------------
     Total assets ..............................................................................   $ 30,332,539      $  2,627,624
                                                                                                   ============      ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable ..........................................................................   $    574,436      $    496,655
     Accrued expenses(Note 3) ..................................................................      1,477,170         1,076,556
                                                                                                   ------------      ------------
     Total current liabilities .................................................................      2,051,606         1,573,211

Subordinated secured  notes (Note 4) ...........................................................      4,819,349              --
                                                                                                   ------------      ------------
     Total liabilities .........................................................................      6,870,955         1,573,211
Series D redeemable convertible preferred stock, $.00004 par value; 0 and 1,399,589 shares authorized at June 30, 1997 and December 31, 1996, respectively; 1,359,522 shares issued and outstanding at December 31, 1996 and 0 shares issued and outstanding
     at June 30, 1997 ..........................................................................           --           8,157,132
Series E  redeemable convertible preferred stock, $.00004 par value;  0 and 1,166,667 shares authorized at June 30, 1997 and December 31, 1996, respectively; 733,371 shares issued and outstanding at December 31, 1996 and 0 shares issued and outstanding at
     June 30, 1997 .............................................................................           --           4,400,226
Series F redeemable convertible preferred stock, $.00004 par value;  0 and 2,353,848 shares authorized at June 30, 1997 and December 31, 1996, respectively; 811,536 shares issued and outstanding at December 31, 1996 and 0 shares issued and outstanding at
     June 30, 1997 .............................................................................           --           5,274,984

Stockholders' Equity (Deficit):
     Series A convertible preferred stock, $.00004 par value; 0 and 800,000 shares authorized at June 30, 1997 and December 31, 1996, respectively; 800,000 shares issued and outstanding at December 31, 1996 and 0 shares issued and outstanding at
        June 30, 1997 ..........................................................................           --             280,110
     Series B convertible preferred stock, $.00004 par value; 0 and 399,999 shares authorized at June 30, 1997 and December 31, 1996, respectively; 399,999 shares issued and outstanding at December 31, 1996 and 0 shares issued and outstanding at
        June 30, 1997 ..........................................................................           --           2,574,993
Preferred Stock 5,000,000 shares authorized : 0 outstanding at June 30, 1997
     Common stock, $.00004 par value; 60,000,000 shares authorized; 198,155 shares issued and outstanding at December 31, 1996 and 6,890,050 issued and outstanding at
        June 30, 1997 ..........................................................................            275                 8
     Additional paid-in capital ................................................................     48,233,593              --
     Deficit accumulated during the development stage ..........................................    (24,772,284)      (19,633,040)
                                                                                                   ------------      ------------
         Total stockholders' equity (deficit) ..................................................     23,461,584       (16,777,929)
                                                                                                   ------------      ------------
         Total liabilities and stockholders' equity (deficit) ..................................   $ 30,332,539      $  2,627,624
                                                                                                   ============      ============


                 See accompanying notes to financial statements.

                             ASCENT PEDIATRICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                   Cumulative from
                                                                                                                      Inception
                                                      Three Months Ended                 Six Months Ended             (March 16,
                                                           June 30,                          June 30,                  1989) to
                                                 ----------------------------      ----------------------------        June 30,
                                                     1997             1996             1997            1996              1997
                                                 -----------      -----------      -----------      -----------    ---------------
Licensing revenue ............................          --               --               --               --        $    303,949
                                                                                                                     ------------

Costs and expenses:
         Selling, general and administrative
         expenses ............................   $ 1,378,686      $   499,095      $ 2,351,512      $   927,048        10,555,071
         Research and development expenses ...       937,466          769,939        2,465,581        1,244,576        14,475,402
                                                 -----------      -----------      -----------      -----------      ------------
         Total expenses ......................     2,316,152        1,269,034        4,817,093        2,171,624        25,030,473
                                                 -----------      -----------      -----------      -----------      ------------
         Loss from operations ................    (2,316,152)      (1,269,034)      (4,817,093)      (2,171,624)      (24,726,524)

Interest income ..............................       168,312           14,443          241,057           39,467           994,600
Interest expense .............................      (305,173)            --           (325,089)            --            (325,089)
Gain on sale of fixed assets .................          --               --              9,242             --               9,242
                                                 -----------      -----------      -----------      -----------      ------------

         Net loss ............................    (2,453,013)      (1,254,591)      (4,891,883)      (2,132,157)      (24,047,771)

Accretion to redemption value
         of preferred stock ..................        27,735             --            247,361             --             733,363
                                                 -----------      -----------      -----------      -----------      ------------

         Net loss to common stockholders .....   $(2,480,748)     $(1,254,591)     $(5,139,244)     $(2,132,157)     $(24,781,134)
                                                 ===========      ===========      ===========      ===========      ============

Net loss per common share ....................   $     (0.74)     $     (1.25)     $     (2.35)     $     (2.12)
                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding ..........     3,360,103        1,007,218        2,190,161        1,007,090
                                                 ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements.

                             ASCENT PEDIATRICS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                              Cumulative from
                                                               Six Months      Six Months        Inception
                                                                  Ended           Ended       (March 16, 1989)
                                                                June 30,        June 30,         to June 30,
                                                                  1997            1996              1997
                                                             -------------     ------------   ----------------
Cash flows for operating activities:
     Net loss ...........................................    $ (4,891,883)     $(2,132,157)     $(24,047,771)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
          Depreciation and amortization .................         399,257           24,057           605,882
          Gain on sale of fixed asset ...................          (9,242)            --              (9,242)
     Changes in operating assets and liabilities:
          Other current assets ..........................        (402,203)          (5,433)         (414,515)

          Deposits ......................................           6,369             --             (57,944)
          Deferred charges ..............................        (119,895)         (25,000)         (160,135)
          Accounts payable ..............................         312,397          211,115           574,437
          Accrued expenses ..............................         165,998          (93,897)        1,477,171
          Other non-current assets ......................         (46,326)            --             (46,326)
                                                             ------------      -----------      ------------

       Net cash used for operating activities ...........      (4,585,528)      (2,021,315)      (22,078,443)
                                                             ------------      -----------      ------------

Cash flows used for investing activities:
     Purchase of property and equipment .................        (314,305)         (12,210)         (695,947)
     Proceeds from sale of fixed assets .................          38,050             --              38,050
     Payments related to acquisition ....................            --               --            (250,000)
                                                             ------------      -----------      ------------
              Net cash used for investing activities ....        (276,255)         (12,210)         (907,897)
                                                             ------------      -----------      ------------

Cash flows from financing activities:
     Proceeds from sale of common stock .................      17,863,188             --          17,867,246
     Proceeds from sale of preferred stock, net
       of issuance costs ................................       6,930,126        2,638,645        27,131,568
     Proceeds from issuance of debt and related warrants        7,000,000             --           7,150,000
     Debt issue costs ...................................        (594,565)            --            (594,565)
     Proceeds from exercise of warrants .................            --              4,800             4,800
     Repayment of debt ..................................            --               --            (150,000)
                                                             ------------      -----------      ------------

              Net cash provided by financing activities .      31,198,749        2,643,445        51,409,049
                                                             ------------      -----------      ------------

Net increase in cash and cash equivalents ...............      26,336,966          609,920        28,422,709
Cash and cash equivalents, beginning of period ..........       2,085,743        2,538,047              --
                                                             ------------      -----------      ------------
Cash and cash equivalents, end of period ................    $ 28,422,709      $ 3,147,967      $ 28,422,709
                                                             ============      ===========      ============

                 See accompanying notes to financial statements.

                             ASCENT PEDIATRICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

         Ascent Pediatrics, Inc. (the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, the Company has operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities.

2.       BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended June 30, 1997 and 1996. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (No. 333-23319) as filed with the Securities and Exchange Commission on March 14, 1997, as amended.

3.       ACCRUED EXPENSES

                                                              June 30,       December 31,
                                                                1997             1996
                                                             ----------      ------------
         Accrued expenses consisted of the following:

         Compensation expenses.............................  $  243,815       $  109,268
         Clinical study expenses...........................     249,596          156,134
         Advertising  expenses.............................     155,190          364,692
         Other.............................................     828,569          446,462
                                                             ----------       ----------
                                                             $1,477,170       $1,076,556

4.       WARRANTS RELATED TO SUBORDINATED SECURED NOTES

         In connection with the Company's issuance of subordinated secured notes on January 31, 1997 and June 4, 1997, the Company issued warrants exercisable for 224,429 and 554,839 shares of Common Stock, respectively. The fair market value of the warrants (as of January 31, 1997) issued on January 31, 1997 was recorded as a discount of $836,994 to the subordinated secured notes issued on such date. Consequently, such subordinated secured notes were recorded at $1,163,006. Similarly, the fair market value of the warrants (as of January 31, 1997) issued on June 4, 1997 was recorded at a discount of $1,668,746 to the subordinated secured notes issued on such date. Consequently, such subordinated secured notes were recorded at $3,331,254. Accordingly, approximately $2,506,000 of accretion will be charged to interest expense, in addition to the stated interest rates, over the term of the notes. The Company recorded $594,565 toward issuance costs related to these notes and will be amortized over the term of the note.

                             ASCENT PEDIATRICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial Statement Presentation

         On May 27, 1997, the Company effected a 0.85-for-one reverse stock split of its Common Stock and increased the number of authorized shares of Common Stock to 60,000,000. Accordingly, all share and per share amounts have been adjusted to reflect the reverse stock split as though it had occurred at the beginning of the initial period presented.

         Historical Net Loss Per Common Share

         The net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after certain adjustments described below. Common equivalent shares consist of common stock options and warrants where the effect of their inclusion would be dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the 12 month period prior to the initial filing date of the Company's Registration Statement on Form S-1 relating to its initial public offering of shares of Common Stock have been included in the calculation as if they were outstanding for all periods prior to the initial public offering, using the treasury stock method. Accretion of redeemable preferred stock is included as an increase to net loss attributable to common stockholders.

         Recent Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. FAS 128 requires restatement of all prior-period earnings-per-share data presented after the effective date. The adoption of FAS 128 is not expected to have a material impact on the Company's Earnings Per Share calculation.

6.       PUBLIC OFFERING

         In June 1997, the Company completed its initial public offering of 2,240,000 shares of Common Stock, raising approximately $17.9 million of net proceeds, after deducting offering costs. A significant portion of these proceeds was invested in one money market mutual fund. Concurrent with the closing of the initial public offering, all 5,208,657 shares of Series A, Series B, Series D, Series E and Series F Convertible Preferred Stock were converted into 4,440,564 shares of Common Stock.

                             ASCENT PEDIATRICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


7.       SUBSEQUENT EVENTS

         On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith.

         The purchase price was $11,721,265. The Company paid $6,221,265 of such amount in cash (including a $250,000 deposit that the Company previously paid to Upsher-Smith) and issued Upsher-Smith a promissory note for the balance. The promissory note matures on February 28, 1998, does not bear interest and is secured by all the assets acquired by the Company from Upsher-Smith. The assets acquired by the Company consist of the Feverall acetaminophen rectal suppository product line and certain related assets, including the Feverall trademark and the Feverall Sprinkle Caps powder and Acetaminophen Uniserts suppository product lines. A significant portion of these payments will be allocated toward Goodwill which will be amortized over 20 years on a straight line basis.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

    The Company is a drug development and marketing company focused exclusively on the pediatric market. The Company commenced operations in March 1989 and since that time has been engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. To date, the Company has not received any revenue from the sale of products. The Company expects to introduce its first products to the market in the second half of 1997. All revenues received by the Company to date have consisted of payments in connection with a licensing arrangement and interest on invested funds.

    The Company has incurred net losses since its inception and expects to incur additional operating losses over at least the next two years as it continues its product development programs, establishes a sales and marketing organization and introduces products to the market. The Company expects cumulative losses to increase over this period. The Company has incurred a deficit accumulated since inception through June 30, 1997 of $24,772,000.


Results of Operations

Three and Six Months Ended June 30, 1997 Compared with Three and Six Months Ended June 30, 1996.

   Selling, General and Administrative Expenses. The Company incurred selling, general and administrative expenses for the three and six months ended June 30, 1997 of $1,379,000 and $2,352,000, respectively, or an increase of $880,000 and $1,424,000, respectively, over the comparable prior year periods. Selling expenses increased in the three and six months ended June 30, 1997 by $657,000 and $874,000, respectively, primarily as a result of (i) increased personnel expenses as the Company assembled sales and marketing personnel for the anticipated introduction of its products in the second half of 1997 and (ii) increases in advertising and promotional activities in anticipation of such product introductions. General and administrative expenses increased in the three and six months ended June 30, 1997 by $222,000 and $550,000, respectively, primarily as a result of additional staffing expenses resulting from the Company's increase in infrastructure relating to the anticipated product introductions.

  Research and Development. The Company incurred research and development expenses for the three and six months ended June 30, 1997 of $937,000 and $2,466,000, respectively, or an increase of $168,000 and $1,221,000, respectively, over the comparable prior year periods ended June 30, 1997. The increase for the three month period ended June 30, 1997 primarily reflected increased third party manufacturing and development expenditures relating to the Company's albuterol controlled-release suspension product. The increase for the six month period ended June 30, 1997 primarily reflected increased third party development expenses relating to the Company's albuterol controlled-release suspension product and increased expenses for clinical trials relating to the Company's acetaminophen controlled-release product.

  Interest. The Company had interest income of $168,000 and $241,000 for the three and six months ended June 30, 1997, respectively, or an increase of $154,000 and $202,000, respectively, over the comparable prior year periods. The increases were primarily attributable to increases in funds available for investment by the Company resulting from the Company's initial public offering of Common Stock, the sale of Series F Convertible Preferred Stock and the issuance of subordinated secured notes. The Company had interest expense of $305,000 and $325,000 for the three and six months ended June 30, 1997, respectively. The interest expense reflected the accretion of the Company's subordinated secured notes to their maturity amounts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and an initial public offering of shares of Common Stock. As of June 30, 1997, the Company had raised approximately $27,132,000 (net of issuance costs) from the sale of preferred stock, approximately $6.6 million (net of issuance costs) from the issuance of subordinated secured notes and related warrants and approximately $17.9 million (net of issuance costs) from an initial public offering of 2,240,000 shares of Common Stock.

  In January 1997, the Company issued $2,000,000 of subordinated secured notes, resulting in net proceeds to the Company of $1,790,000, which was recorded as a liability of $1,163,000 with $837,000 to be accreted as interest expense over the term of the notes. In May 1997, the Company issued an additional $5,000,000 of subordinated secured notes, resulting in net proceeds to the Company of $4,616,000, which was recorded as a liability of $3,331,000 with $1,669,000 to be accreted as interest expense over the term of the notes. The notes amortize in eight equal quarterly principal installments and require quarterly interest payments on the unpaid principal balance, with the first quarterly payment of principal and interest due December 4, 1997. The notes are collateralized by a lien on all of the Company's assets, prohibit the payment of dividends by the Company and, subject to certain exceptions (including for up to $6,000,000 of senior secured bank financing and $5,500,000 of secured purchase money financing in connection with the acquisition of the Feverall product line), prohibit the incurrence of additional indebtedness.

  On February 3, 1997 and February 28, 1997, the Company raised an aggregate of $6,957,000 of net proceeds from private sales of shares of Series F Convertible Preferred Stock.

  On June 4, 1997, the Company completed its initial public offering of 2,000,000 shares of Common Stock, raising approximately $15.9 million of net proceeds. In addition, on June 26, 1997, the underwriters of the Company's initial public offering exercised an over allotment option and purchased an additional 240,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $2.0 million.

  Through June 30, 1997, the Company applied the proceeds from the sale of preferred stock, subordinated secured notes, its initial public offering and revenues from licensing agreements to fund losses of $24,048,000 and the investment of $696,000 in property and equipment. As of June 30, 1997, the Company had cash and cash equivalents of $28,423,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


  The Company's future capital requirements will depend on many factors, including continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to establish and maintain a sales and marketing capability and product development, manufacturing and marketing relationships, and the costs and success of commercialization activities and arrangements. The Company's business strategy requires a significant commitment of funds to conduct clinical testing of potential products, to pursue regulatory approval of such products and to establish sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

  The Company has no committed external sources of capital. Based on its current operating plan, the Company anticipates that its existing capital resources, together with interest earned thereon and internally generated funds, will be adequate to satisfy its capital requirements for at least the next 24 months. However, there may be circumstances, particularly a delay in the introduction of products or lower than anticipated product sales, that might accelerate the Company's use of its existing capital resources. The Company may be required to raise substantial additional funds in the future, including through collaborative relationships and public or private financings. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms.

                           PART II - OTHER INFORMATION


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Prior to the effectiveness of the registration statements on Forms S-1 and 8-A relating to the Company's initial public offering of shares of Common Stock, by written consent, on April 17, 1997, the stockholders of the Company approved each of the following matters by a vote of 227,875 shares of Common Stock, 800,000 shares of Series A Convertible Preferred Stock, 399,999 shares of Series B Convertible Preferred Stock, 1,192,856 shares of Series D Convertible Preferred Stock, 679,762 shares of Series E Convertible Preferred Stock and 1,625,074 shares of Series F Convertible Preferred Stock (voting together as a class, and all preferred stock voting together as a separate class) for, 0 shares against, 0 shares abstaining and 0 broker non-votes:

         1. A Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation effecting, among other things, a 0.85-for-1 reverse stock split of the Company's Common Stock.

         2. An Amended and Restated Certificate of Incorporation of the Company, effective upon the consummation of the Company's initial public offering of shares of Common Stock.

         3. Amended and Restated By-laws of the Company, effective upon the consummation of the Company's initial public offering of shares of Common Stock.

         4. The Company's Amended and Restated 1992 Equity Incentive Plan, 1997 Employee Stock Purchase Plan and 1997 Director Stock Option Plan.

         5. Amendments to certain registration rights provided by (i) the Series F Convertible Preferred Stock and Warrant Purchase Agreement dated as of June 28, 1996 by and among the Company and the Stockholders (as such term is defined therein), (ii) the Common Stock Purchase Warrants issued to Banque Paribas on February 28, 1997 and (iii) the Common Stock Purchase Warrants issued to certain designees of Bentley Securities on February 28, 1997.

         6.   Election of the following Class I, Class II and Class III
              Directors:

              Class I Directors (initial term expires at the 1998 Annual Meeting of Stockholders):

                           Raymond F. Baddour, Ph.D.
                           Michael J.F. Du Cros
                           Lee J. Schoeder

              Class II Directors (initial term expires at the 1999 Annual Meeting of Stockholders):

                           Alan R. Fox
                           Robert E. Baldini
                           Thomas W. Janes

              Class III Directors (initial term expires at the 2000 Annual Meeting of Stockholders):

                           Emmett Clemente, Ph.D.
                           Andre Lamotte, Sc.D
                           Terrance McGuire

                           PART II - OTHER INFORMATION
                                   (continued)


         7. Ratification of the selection of Coopers & Lybrand L.L.P. as the Company's auditors for the fiscal year ending December 31, 1997.

         8. Ratification of all actions of the directors and officers of the Company taken on behalf of the Company since inception (March 16, 1989).



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

              (a)  Exhibits.                      See exhibit index on page 11

              (b)  Reports on Form 8-K.           None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASCENT PEDIATRICS, INC.

Date: August 14, 1997                By  /s/  JOHN G. BERNARDI
                                     -------------------------------------------
                                     John G. Bernardi, Vice President- Finance
                                     and Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Numbers              Description                                 Page

      27                     Financial Data Schedule