Form 10-Q
period 1997-09-30
ASCENT PEDIATRICS INC
filed 1997-11-14
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

Registrant's telephone number, including area code (978) 658-2500


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

                                    Yes X No _



      Indicate number of shares outstanding of the registrant's Common Stock, par value $.00004 per share, as of October 21, 1997: 6,891,325.

                              ASCENT PEDIATRICS, INC.
                                 TABLE OF CONTENTS


Part I. Financial Information
                                                                            Page
    Item 1  Condensed Financial Statements
      Condensed Balance Sheets.................................................1

      Condensed Statements of Operations.......................................2

      Condensed Statements of Cash Flows.......................................3

      Notes to Condensed Financial Statements..............................4 - 6

    Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................6 - 9

Part II. Other Information................................................9 - 10

    Item 2  Changes in Securities and Use of Proceeds
    Item 6  Exhibits and Reports on Form 8-K

Signature.....................................................................11

Exhibit Index.................................................................12

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             ASCENT PEDIATRICS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                                     September 30,     December 31,
                                                                                                         1997              1996
                                                                                                     ------------     ------------
                                                      ASSETS
Current Assets:
     Cash and cash equivalents .................................................................     $ 19,413,439     $  2,085,743
     Accounts receivable, net ..................................................................          517,859                0
     Inventory (Note 5) ........................................................................          528,144                0
     Other current assets ......................................................................          498,732           12,312
                                                                                                     ------------     ------------
         Total current assets ..................................................................       20,958,174        2,098,055
                                                                                                     ------------     ------------

Fixed assets, net ..............................................................................          476,135          163,142
Debt issue costs, net (Note 4) .................................................................          499,032             --
Intangibles, net ...............................................................................       11,359,172           11,874
Other assets ...................................................................................          111,503          354,553
                                                                                                     ------------     ------------
         Total assets ..........................................................................     $ 33,404,016     $  2,627,624
                                                                                                     ============     ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
     Accounts payable ..........................................................................     $    681,646     $    496,655
     Accrued expenses(Note 3) ..................................................................        1,526,342        1,076,556
     Secured note(Note 8).......................................................................        5,500,000                0
                                                                                                     ------------     ------------
         Total current liabilities .............................................................        7,707,988        1,573,211

Subordinated secured notes (Note 4) ............................................................        5,327,293             --
                                                                                                     ------------     ------------
         Total liabilities .....................................................................       13,035,281        1,573,211
Series D redeemable convertible preferred stock, $.00004 par value; 0 and
     1,399,589 shares authorized; 1,359,522 shares issued and outstanding at
     December 31, 1996 and 0 shares issued and outstanding at September 30, 1997 ...............             --          8,157,132
Series E redeemable convertible preferred stock, $.00004 par value; 0 and
     1,166,667 shares authorized; 733,371 shares issued and outstanding at
     December 31, 1996 and 0 shares issued and outstanding at September 30, 1997 ...............             --          4,400,226
Series F redeemable convertible preferred stock, $.00004 par value; 0 and
     2,353,848 shares authorized; 811,536 shares issued and outstanding at
     December 31, 1996 and 0 shares issued and outstanding at September 30, 1997 ...............             --          5,274,984

Stockholders' Equity (Deficit):
     Series A convertible preferred stock, $.00004 par value; 0 and 800,000 shares authorized; 800,000 shares issued and outstanding at December
         31, 1996 and 0 shares issued and outstanding at September 30, 1997 ....................             --            280,110
     Series B convertible preferred stock, $.00004 par value; 0 and 399,999 shares authorized; 399,999 shares issued and outstanding at December
         31, 1996 and 0 shares issued and outstanding at September 30, 1997 ....................             --          2,574,993
     Preferred Stock 5,000,000 shares authorized; 0 outstanding at September 30, 1997
     Common stock, $.00004 par value; 60,000,000 shares authorized; 198,155 shares issued and outstanding at December 31, 1996 and 6,891,325 issued and outstanding at
         September 30, 1997 ....................................................................              275                8
     Additional paid-in capital ................................................................       47,453,409             --
     Accumulated deficit .......................................................................      (27,084,949)     (19,633,040)
                                                                                                     ------------     ------------
         Total stockholders' equity (deficit) ..................................................       20,368,735      (16,777,929)
                                                                                                     ------------     ------------
         Total liabilities and stockholders' equity ............................................     $ 33,404,016     $  2,627,624
                                                                                                     ============     ============


                See accompanying notes to financial statements.

                             ASCENT PEDIATRICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,

                                                   1997            1996            1997           1996
                                               -----------     -----------     -----------     -----------

Product revenue .............................  $   932,650            --       $   932,650            --

Cost of sales ...............................      320,667            --           320,667            --
                                               -----------     -----------     -----------     -----------

Gross margin ................................      611,983            --           611,983            --

Costs and expenses:
     Selling, general and administrative
         expenses ...........................    2,151,687         702,692       4,503,199       1,629,740
     Research and development expenses ......      992,370       1,012,404       3,457,893       2,256,980
                                               -----------     -----------     -----------     -----------

     Total expenses .........................    3,144,057       1,715,096       7,961,092       3,886,720
                                               -----------     -----------     -----------     -----------

         Loss from operations ...............   (2,532,074)     (1,715,096)     (7,349,109)     (3,886,720)

Interest income .............................      285,599          20,597         526,656          60,064
Interest expense ............................     (507,944)           --          (833,033)           --
Gain on sale of fixed assets                          --              --             9,242            --
                                               -----------     -----------     -----------     -----------

         Net loss ...........................   (2,754,419)     (1,694,499)     (7,646,244)     (3,826,656)

Accretion to redemption value
     of preferred stock .....................         --              --           247,361            --
                                               -----------     -----------     -----------     -----------

         Net loss to common stockholders ....  $(2,754,419)    $(1,694,499)    $(7,893,605)    $(3,826,656)
                                               ===========     ===========     ===========     ===========

Net loss per common share ...................  $     (0.40)    $     (1.68)    $     (2.27)    $     (3.80)
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding .........    6,891,085       1,007,218       3,483,072       1,007,133
                                               ===========     ===========     ===========     ===========


                  see accompanying notes to financial statements.

                              ASCENT PEDIATRICS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                Nine Months      Nine Months
                                                                  Ended            Ended
                                                               September 30,    September 30,
                                                                   1997             1996
                                                               ------------     ------------

Cash flows for operating activities:
     Net loss ...............................................  $ (7,646,244)    $ (3,826,656)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization ......................     1,153,273           37,126
         Gain on sale of fixed assets .......................        (9,242)            --
         Changes in operating assets and liabilities:
           Accounts receivable ..............................      (517,859)            --
           Inventory ........................................      (528,144)         (79,998)
           Other current assets .............................      (486,420)         (11,102)
           Deferred charges .................................        40,240          (25,000)
           Accounts payable .................................       184,991          (71,566)
           Accrued expenses .................................       449,786          297,906
           Other non-current assets .........................       (47,192)            --
                                                               ------------     ------------

              Net cash used for operating activities ........    (7,406,811)      (3,679,290)
                                                               ------------     ------------

Cash flows used for investing activities:
     Purchase of property and equipment .....................      (418,332)         (32,824)
     Proceeds from sale of fixed assets .....................        38,050             --
     Payments related to acquisition ........................    (5,743,998)            --
                                                               ------------     ------------
              Net cash used for investing activities ........    (6,124,280)         (32,824)
                                                               ------------     ------------

Cash flows from financing activities:
     Proceeds from sale of common stock, net
       of issuance costs ....................................    17,532,508             --
     Proceeds from sale of preferred stock, net
       of issuance costs ....................................     6,922,319        2,615,931
     Proceeds from issuance of debt and related warrants ....     7,000,000             --
     Debt issue costs .......................................      (596,040)            --
     Proceeds from exercise of warrants .....................          --              4,800
                                                               ------------     ------------

              Net cash provided by financing activities .....    30,858,787        2,620,731
                                                               ------------     ------------

Net increase in cash and cash equivalents ...................    17,327,696       (1,091,383)
Cash and cash equivalents, beginning of period ..............     2,085,743        2,538,047
                                                               ------------     ------------
Cash and cash equivalents, end of period ....................  $ 19,413,439     $  1,446,664
                                                               ============     ============

                  See accompanying notes to financial statements.

                              ASCENT PEDIATRICS, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS

      Ascent Pediatrics, Inc. (the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, until July 9, 1997, the Company has operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith and commenced sales of the Feverall line of products.

2.    BASIS OF PRESENTATION

      The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended September 30, 1997 and 1996. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (No. 333-23319) as filed with the Securities and Exchange Commission on March 14, 1997, as amended.

3.    ACCRUED EXPENSES

                                         September 30,  December 31,
                                             1997          1996
                                         -------------  ------------
      Accrued expenses consisted of the following:

      Compensation expenses ............  $  160,083    $  109,268
      Clinical study expenses ..........     236,000       156,134
      Advertising expenses .............           0       364,692
      Product development expenses .....     310,096             0
      Other ............................     820,163       446,462
                                          ----------    ----------
                                          $1,526,342    $1,076,556



4.    WARRANTS RELATED TO SUBORDINATED SECURED NOTES

      In connection with the Company's issuance of subordinated secured notes on January 31, 1997 and June 4, 1997, the Company issued warrants exercisable for 224,429 and 554,839 shares of Common Stock, respectively. The fair market value of the warrants issued on January 31, 1997 was recorded as a discount of $836,994 to the subordinated secured notes issued on such date. Consequently, such subordinated secured notes were recorded at $1,163,006. Similarly, the fair market value of the warrants (as of January 31, 1997) issued on June 4, 1997 was recorded at a discount of $1,668,746 to the subordinated secured notes issued on such date. Consequently, such subordinated secured notes were recorded at $3,331,254. Accordingly, approximately $2,506,000 of accretion will be charged to interest expense, in addition to the stated interest rates, over the term of the notes. For the quarter and year to date ended September 30, 1997, the accretion charges were $507,944 and $833,033, respectively. The Company recorded $596,040 toward issuance costs related to these notes and will be amortized over the term of the note.

5.    INVENTORIES

      Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

                                        September 30,    December 31,
                                            1997            1996
                                        -------------    ------------
Raw materials ..........................  $329,549        $      0
Finished goods .........................   198,595               0
                                        -------------    ------------
                                          $528,144        $      0

6.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Subsequent to the first quarter, due to the closing of the initial public offering in the second quarter, cheap stock has been excluded from the calculation of weighted average common and common equivalent shares outstanding. The historical amounts have been modified from a prior presentation due to the elimination of certain anti-dilutive securities from the calculation of weighted average common and common equivalent shares outstanding. Net loss per common and common equivalent shares for the three months and six months ended June 30, 1997 were $0.97 and $2.89, respectively. The weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 1997 was 2,551,040 and 1,779,065, respectively.

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

7.    PUBLIC OFFERING

      In June 1997, the Company completed its initial public offering of 2,240,000 shares of Common Stock, raising approximately $17.5 million of net proceeds, after deducting offering costs. A significant portion of these proceeds was invested in one money market mutual fund. Concurrent with the closing of the initial public offering, all 5,208,657 shares of Series A, Series B, Series D, Series E and Series F Convertible Preferred Stock were converted into 4,440,564 shares of Common Stock.

8. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. The purchase price was $11,721,265. The Company paid $6,221,265 of such amount in cash (including a $250,000 deposit that the Company previously paid to Upsher-Smith) and issued Upsher-Smith a promissory note for the balance, $5,500,000. The promissory note matures on February 28, 1998, and does not bear interest and is secured by all the assets acquired by the Company from Upsher-Smith. The assets acquired by the Company consist of the Feverall acetaminophen rectal suppository product line and certain related assets, including the Feverall trademark and the Feverall Sprinkle Caps powder and Acetaminophen Uniserts suppository product lines. A significant portion of these payments will be allocated toward trademarks, goodwill and other intangibles which will be amortized over 20 years on a straight line basis.

      The following pro forma information combines the results of operations of the Company and Feverall Product Line as if the purchase of the Feverall Product Line occurred on January 1, 1997 for the nine months ended September 30, 1997 information and as if the purchase of the Feverall Product Line occurred on January 1, 1996 for the nine months ended September 30, 1996 information. These pro forma information were prepared after giving effect to certain adjustments, including amortization of intangible assets and certain incremental expenses the Company would have incurred if the acquisition had occurred on those dates. The pro forma information is shown for comparative purposes only and does not reflect the synergys expected to result from the integration of the Feverall Product Line into the Company's business.

                                      Nine months      Nine months
                                         ended            ended
                                     September 30     September 30
                                          1997             1996
                                      (Pro forma)      (Pro forma)
     Revenues                         $ 2,419,000      $ 2,908,000
     Operating loss                    (7,738,000)      (3,790,000)
     Net loss                          (8,036,000)      (3,730,000)
     Loss per share                   $     (2.31)     $     (3.70)



                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company is a drug development and marketing company focused exclusively on the pediatric market. The Company commenced operations in March 1989 and prior to the quarter ended September 30, 1997 had been engaged primarily in developing its products and products candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. The Company introduced its first product, Feverall, during the quarter ended September 30, 1997 and expects to introduce two additional products in the fourth quarter ended December 31, 1997.

The Company has incurred net losses since its inception and expects to incur additional operating losses at least through the next fiscal year as it continues its product development programs, establishes a sales and marketing organization and introduces products to the market. The Company expects cumulative losses to increase over this period. The Company has incurred a deficit accumulated since inception through September 30, 1997 of $27,084,949.

Results of Operations

Three and Nine Months Ended September 30, 1997 Compared with Three and Nine Months Ended September 30, 1996.

  Revenue. The Company had revenue of $933,000 for the three and nine months ended September 30, 1997, compared with no revenue in the comparable prior year periods. The revenue was the result of the acquisition and subsequent marketing of the Company's first product, Feverall.

  Cost of Sales. Cost of sales was $321,000 for the three and nine months ended September 30, 1997. The cost of sales was primarily attributable to the manufacturing cost associated with the marketing of the Feverall product.

Selling, General and Administrative Expenses. The Company incurred selling, general and administrative expenses for the three and nine months ended September 30, 1997 of $2,152,000 and $4,503,000, respectively, or an increase of $1,449,000 and $2,873,000, respectively, over the comparable prior year periods. Selling expenses increased in the three and nine months ended September 30, 1997 by $1,146,000 and $2,021,000, respectively, primarily a result of (i) increased personnel expenses as the Company assembled sales and marketing personnel for the anticipated introduction of its products in the second half of 1997 and (ii) increases in advertising and promotional activities in anticipation of such product introductions. General and administrative expenses increased in the three and nine months ended September 30, 1997 by $302,000 and $852,000, respectively, primarily as a result of additional staffing expenses resulting from the Company's increased infrastructure relating to the anticipated product introductions and amortization expenses of intangible assets related to the Feverall acquisition.

  Research and Development The Company incurred research and development expenses for the three and nine months ended September 30, 1997 of $992,000 and $3,458,000, respectively, or a decrease of $20,000 from the comparable prior year quarter ended September 30, 1996 and an increase of $1,201,000 over the comparable prior year nine months ended September 30, 1996. The increase for the nine month period ended September 30, 1997 primarily reflected increased third party manufacturing and development expenditures relating to the Company's twice a day liquid controlled release bronchodilator, Pediavent, and increased expenses for clinical trials relating to the Company's acetaminophen controlled-release product.

  Interest The Company had interest income of $286,000 and $527,000 for the three and nine months ended September 30, 1997, respectively, or an increase of $265,000 and $467,000, respectively, over the comparable prior year periods. The increases were primarily attributable to increases in funds available for investment by the Company resulting from the Company's initial public offering of Common Stock, the sale of Series F Convertible Preferred Stock and the issuance of subordinated secured notes. The Company had interest expense of $508,000 and $833,000 for the three and nine months ended September 30, 1997, respectively. The interest expense reflected the accretion of the subordinated secured notes to their maturity amounts.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and an initial public offering of shares of Common Stock. In addition, on July 10, 1997, the Company began shipment of Feverall, its first product. As of September 30, 1997, the Company had raised approximately $27,132,000 (net of issuance costs) from the sales of preferred stock, approximately $6.6 million (net of issuance costs) from the issuance of subordinated secured notes and related warrants and approximately $17.5 million (net of issuance costs) from the initial public offering of 2,240,000 shares of Common Stock.

In January 1997, the Company issued $2,000,000 of subordinated secured notes, resulting in net proceeds to the Company of $1,790,000 which was recorded as a liability of $1,163,000 with $837,000 to be accreted as interest expense over the term of the notes. In May 1997, the Company issued an additional $5,000,000 of subordinated secured notes, resulting in net proceeds to the Company of $4,616,000, which was recorded as a liability of $3,331,000 with $1,669,000 to be accreted as interest expense over the term of the notes. The notes amortize in eight equal quarterly principal installments and require quarterly interest payments on the unpaid principal balance, with the first quarterly payment of principal and interest due December 4, 1997. The notes are collateralized by a lien on all of the Company's assets, prohibit the payment of dividends by the Company and, subject to certain exceptions (including for up to $6,000,000 of senior secured bank financing and $5,500,000 of secured purchase money financing in connection with the acquisition of the Feverall product line), prohibit the incurrence of additional indebtedness.

On February 3, 1997 and February 28, 1997, the Company raised an aggregate of $6,957,000 of net proceeds from private sales of shares of Series F Convertible Preferred Stock.

On June 4, 1997, the Company completed its initial public offering of 2,000,000 shares of Common Stock, raising approximately $15.5 million of net proceeds. In addition, on June 26, 1997, the underwriters of the Company's initial public offering exercised an over allotment option and purchased as additional 240,000 share of Common Stock, resulting in net proceeds to the Company of approximately $2.0 million.

On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. The purchase price was $11,721,265. The Company paid $6,221,265 of such amount in cash (including a $250,000 deposit that the Company previously paid to Upsher-Smith) and issued a promissory note for the balance. The promissory note matures on February 28, 1998, does not bear interest and is secured by all the assets acquired by the Company from Upsher-Smith. The assets acquired by the Company consist of the Feverall acetaminophen rectal suppository product line and certain related assets, including the Feverall trademark and the Feverall Sprinkle Caps powder and Acetaminophen Uniserts suppository product lines. A significant portion of these payments will be allocated toward trademarks, goodwill and other intangibles which will be amortized over 20 years on a straight line basis.

Through September 30, 1997, the Company applied the proceeds from the sales of preferred stock, subordinated secured notes, its initial public offering and revenues to fund losses of $27,084,949 and the investment of $799,974 in property and equipment. As of September 30, 1997, the Company had cash and cash equivalents of $19,413,439.

The Company's future capital requirements will depend on many factors, including continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the costs and success of commercialization activities and arrangements, particularly the level of product sales. The Company's business strategy requires a significant commitment of funds to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

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

The Company has no committed external sources of capital. As a result of the Company's accelerated forth quarter 1997 hiring of a 64 person sales force consisting of 46 full-time and 18 flex-time persons rather than the initially scheduled 36 person sales force consisting of 6 full-time and 30 flex-time persons, the Company expects that the amount of cash used by the Company in future periods will exceed previously budgeted amounts. Accordingly, the Company anticipates that it will require additional capital from external sources in the second half of 1998. The Company is currently in negotiations with a number of potential sources of financing to obtain additional funding. No assurance can be given that external sources will be available, or, if available, that it will be available in acceptable terms. In addition, any one or more of the factors described in the previous paragraph might accelerate the Company's use of its existing capital resources or otherwise increase its capital requirements.

                            PART II - OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the initial public offering (the "Offering") of shares of Common Stock of the Company, the Company's Registration Statement on Form S-1, Commission File No. 333-23319 (the "Registration Statement"), was declared effective by the Securities and Exchange Commission on May 29, 1997. In the Offering, which commenced on May 30, 1997, and was completed on June 26, 1997, the Company issued and sold an aggregate of 2,240,000 shares of Common Stock, including 240,000 shares issued pursuant to the partial exercise of an overallotment option to purchase 300,000 shares of Common Stock granted by the Company to the underwriters of the Offering. The managing underwriters of the Offering were Cowen & Company, Volpe Brown Whelan & Company, LLC, and Adams, Harkness & Hill, Inc.

In connection with the Offering, the Company registered an aggregate of 2,300,000 shares of Common Stock pursuant to the Registration Statement, with an aggregate offering price of $20,700,000. In the Offering, the Company issued and sold 2,240,000 shares of Common Stock, with an aggregate offering price of $20,160,000, and paid an aggregate of $2,627,492 in total expenses, which consisted of $1,411,200 in underwriting discounts and commissions, $3,492 in expenses paid to or for the underwriters and an aggregate of $1,212,800 in accounting, legal, printing and other expenses. None of these expenses was paid, directly or indirectly, to directors, officers, general partners of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company or affiliates of the Company. The net Offering proceeds to the Company, after deducting total expenses of the Offering, was $17,532,508.

From May 29, 1997 through September 30, 1997, the Company used the net Offering proceeds in the following manner:


                            Direct or indirect             Direct or indirect
                            payments to directors,         payments to others
                            officers, general
                            partners of the Company
                            or their associates; to
                            persons owning ten
                            percent or more of any
                            class of equity
                            securities of the
                            Company; and to
                            affiliates of the Company
                            -------------------------      ------------------


Construction of plant,        $0                           $0
building and facilities


Purchase and installation     $0                           $104,000
of machinery and equipment


Purchase of real estate       $0                           $0


Acquisition of other          $0                           $5,971,000
business(es)


Working capital               $0                           $833,000


Temporary investment          $0                           $0
(specify)


Other purposes (specify)      $0                           $0


The Company's use of the net Offering proceeds in the period from May 29, 1997 through September 30, 1997 does not represent a material change in the use of proceeds described in the Registration Statement.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits.                       See exhibit index on page 12

        (b)  Reports on Form 8-K.           None

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASCENT PEDIATRICS, INC.

Date: November 14, 1997        By  /s/  JOHN G. BERNARDI
                                  -------------------------------------------
                                  John G. Bernardi, Vice President- Finance
                                  and Treasurer (Principal Financial Officer)

                                   EXHIBIT INDEX


Exhibit Numbers                   Description                              Page

     27                           Financial Data Schedule