Form 10-K
period 1997-12-31
ASCENT PEDIATRICS INC
filed 1998-03-31
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1997

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from ____ to ____

Commission File Number 000-22347

                             ASCENT PEDIATRICS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          04-3047405
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

            187 Ballardvale Street, Suite B125, Wilmington, MA 01887 (Address of principal executive offices, including zip code)

                                 (978) 658-2500
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $.00004 par value
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,770,029 based on the closing price of the Common Stock on the Nasdaq Stock Market on March 13, 1998. The number of shares outstanding of the registrant's Common Stock as of March 13, 1998 was 6,912,575.

                       DOCUMENTS INCORPORATED BY REFERENCE


Document Description                        10-K Part into which Incorporated
--------------------                        ---------------------------------
Portions of the Registrant's definitive     Items 10, 12, 11 and 13 of Part III
proxy statement to be filed with the
Securities and Exchange Commission for
the Annual Meeting of Stockholders to be held June 10, 1998

                                     PART I

ITEM 1.           BUSINESS

         Ascent Pediatrics, Inc. ("Ascent" or the "Company") is a drug development and marketing company focused exclusively on the pediatric market. The Company's strategy is to address unmet medical needs of children through the development of differentiated, proprietary products based on approved compounds with well known clinical profiles. The Company introduced its first two products, Feverall(R) acetaminophen suppositories and Pediamist(R) nasal saline spray, to the market in the second half of 1997 and began to copromote a third product, Duricef(R) oral suspension, with Bristol-Myers Squibb U.S. Pharmaceuticals Group ("Bristol-Myers Squibb") in March 1998. Ascent has four other principal products in development. The Company markets its products in the United States through a direct sales force consisting of over 60 representatives focused exclusively on the pediatric market.

         The pharmaceuticals that Ascent is developing are designed to improve upon currently available products for common pediatric illnesses through the application of the Company's drug delivery and reformulation technologies. The Company is developing most of these products for sale on a prescription basis. By developing products based on currently approved drugs, rather than new chemical entities, Ascent believes that it can reduce regulatory and development risks and shorten the product development cycle. In addition, Ascent believes that market acceptance of its products will be enhanced by the familiarity of pediatricians with the compounds that serve as the basis of these products.

         The Company has four principal products in various stages of development:

         - Primsol(R) trimethoprim solution, a prescription antibiotic for the treatment of ear infections in patients age six months to 12 years, for which the Company filed a New Drug Application ("NDA") in October 1996.

         - Orapred syrup, a prednisolone-based liquid steroid for the treatment of inflammation, including inflammation resulting from respiratory conditions, for which the Company filed Abbreviated New Drug Applications ("ANDAs") in July 1997.

         - Feverall(R) controlled-release beads, an acetaminophen-based analgesic and antipyretic for the treatment of pain and fever in children, for which the Company filed an NDA with the FDA in December 1997.

         - Pediavent(R) albuterol controlled-release suspension, a bronchodilator for the treatment of asthma that currently is in Phase III clinical trials.

ASCENT'S STRATEGY

         Ascent's objective is to be a leader in the development and marketing of improved and differentiated pediatric pharmaceuticals. The Company is developing a broad product line of proprietary products that are based on approved compounds with well known clinical profiles. Ascent seeks to improve these compounds by reducing their dosing frequency, increasing their palatability, improving the method of administration or developing them as substitutes for products with less favorable side effect profiles, all with the goal of increasing patient compliance, improving therapeutic results or reducing side effects. Key elements of Ascent's strategy include:

         Focus Exclusively on Pediatric Market. Ascent's business is focused exclusively on developing pharmaceuticals for children and marketing these products to pediatricians, pediatric nurses and other pediatric caregivers. The United States market for prescription pharmaceutical products for children age 16 years and under was estimated to be approximately $3.7 billion in 1997. The Company believes that this market has been underserved in comparison with the adult pharmaceutical market in terms of both development of specially designed products and targeted promotion and represents an attractive market opportunity.

         Select Products Based on Market Needs. Ascent actively evaluates the pediatric pharmaceutical industry on an ongoing basis to assess product usage and to identify unmet medical needs of children, particularly for prescription drugs for the most common pediatric illnesses. Ascent's program to identify pediatric product opportunities includes conducting focus groups with pediatricians, pediatric nurses and parents, consulting with the Company's scientific and medical advisors and evaluating drug delivery and other technical developments for their applicability to the field of pediatric pharmaceuticals. Ascent uses this information to select compounds as product development candidates that it believes may be improved through the application of its technologies and reformulation expertise and then successfully commercialized.

         Develop Proprietary Formulations of Approved Compounds. Ascent selects as product candidates approved compounds that have well known clinical profiles and are not covered by third party patents. By developing products based on approved compounds rather than new chemical entities, the Company believes that it can reduce regulatory and development risks and shorten the product development cycle. In addition, Ascent believes that market acceptance of its products will be enhanced by the familiarity of pediatricians with the drugs that serve as the basis of these products.

         Establish a Corporate Identity for Ascent in the Pediatric Market. Ascent believes that an important part of fulfilling its mission of becoming a leader in the development and marketing of pediatric pharmaceuticals is the establishment of a corporate identity. Accordingly, even before the launch of its first products, Ascent initiated a program to familiarize pediatricians with the Ascent name. This program included a direct mail campaign and journal advertising directed at office-based pediatricians. The Company believes that establishing a corporate identity will distinguish it from its competitors and accelerate market awareness and penetration of its products.

         Create a Specialty Pediatric Sales Force. Ascent markets its products in the United States through a direct sales force focused exclusively on the pediatric pharmaceutical market. Ascent established its domestic sales organization at the time that it introduced its initial two products in the second half of 1997. Because pediatricians and pediatric nurses are concentrated in group practices in urban and suburban centers and advertising may be disseminated through a limited number of specialty pediatric publications, Ascent believes that it can reach much of the domestic pediatric market with a moderately sized sales force and carefully controlled marketing expenditures.

         Acquire or In-License Additional Pediatric Products. Ascent intends to acquire or in-license from third parties pediatric pharmaceuticals that permit it to extend its product lines and leverage its marketing and sales capabilities. Ascent is particularly seeking prescription pharmaceuticals that either already have features that increase patient compliance, improve therapeutic efficacy or reduce side effects or that can be further developed by Ascent to incorporate such features through the application of the Company's technologies. Ascent believes that its exclusive focus on the pediatric market may facilitate its efforts to acquire product rights from third parties. As an example of this strategy, in July 1997, the Company purchased the Feverall line of acetaminophen rectal suppository products from Upsher-Smith Laboratories, Inc. ("Upsher-Smith").

         Establish Copromotion or Other Marketing Arrangements for Third Party Products. Ascent intends to leverage its marketing and sales capabilities, including its domestic sales force, by entering into arrangements to promote third party pharmaceutical products to pediatricians. As an example of this strategy, in February 1998 Ascent entered into a copromotion agreement with Bristol-Myers Squibb pursuant to which Ascent promotes Bristol-Myers Squibb's Duricef oral suspension product to pediatricians in the United States.

         Establish Collaborations for International and Adult Markets. Ascent plans to enter into licensing and distribution arrangements for the marketing and sale of its products in international markets to leverage the established international marketing, sales and distribution capabilities of third party collaborators. Ascent plans to enter into similar arrangements with respect to any adult applications of its products.

         Obtain Competitive Protections. Ascent seeks to protect many of its products by applying for use or formulation patents or employing technologies that are covered by patents or patent applications owned by or licensed to the Company or its suppliers. In addition, some of Ascent's products will require NDA approval. Competition for such products may be limited by clinical and formulation development challenges and, in certain cases, three-year protection against approval of a potential competitor's ANDA under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act"). Ascent also seeks to keep confidential as a trade secret important know-how involved in the formulation and production of certain of its products. Finally, Ascent applies for trademark registrations to protect the brand recognition of its products and, as of March 1, 1998, owned ten registered U.S. trademarks.

ASCENT TECHNOLOGIES

         Ascent is developing therapeutic pharmaceutical products that are designed to be more appropriate for pediatric patients. Ascent has developed internally or acquired rights through in-licensing or supply arrangements to a range of technologies that it applies in its product development efforts. These technologies include:

         Taste masking. Ascent has developed technology to mask the objectionable or unpleasant taste of various common ingredients used in pediatric pharmaceuticals. The Company believes that a drug's taste is a critical factor in pediatric patient compliance, particularly when frequent dosing is required. The Company is applying its taste masking technology to liquid dosage forms of product candidates because of the widespread use of liquids in the pediatric pharmaceutical market. The Company believes that this technology also may be applicable to solid dosage forms. Ascent's taste masking technology is based on a complex three-tiered system that entails dissolving the drug through the addition of a polymer, adding carefully selected debittering agents to neutralize the taste and then adding pleasant flavors which are compatible with the physical characteristics of the formulation. Ascent has received a notice of allowance of claim from the United States Patent and Trademark Office with respect to a patent application relating to the Company's taste masking technology.

         Controlled-release. Ascent has developed its own controlled-release technology and has in-licensed controlled-release technology from a third party. In general, these technologies involve coating the active drug with certain approved substances in a manner that allows the substance to be released in the patient at specific rates over time. The controlled-release manufacturing procedures also provide certain taste masking characteristics to the product. Ascent is applying these technologies to reduce the dosing frequency and, in some cases, improve the taste of its products, in order to increase patient compliance.

         Bioadhesion. Ascent is using commercially available bioadhesives to deliver topical drugs in a manner that is designed to enhance the efficacy of the active ingredient. Bioadhesives are substances, such as polymers, which are mixed with drugs in order to anchor the drug to the mucous layer of tissue. When a drug is so anchored, the body's normal clearance mechanism is slowed, thereby permitting the drug to have a more rapid and prolonged effect, which may reduce dosing frequency.

         Intranasal delivery device. Ascent has developed a product using a metering device supplied by a third party that facilitates intranasal use in pediatric patients by delivering a small volume of fluid under low pressure. Because the metering device delivers 20% of the amount of solution delivered by most high volume metered systems, there is less drainage of excess solution from the nose. The Company believes that this device will increase product acceptance among children and assure delivery of a consistent volume of spray.

         The following table lists the technologies described above, the principal benefit being sought and the products or product candidates to which Ascent is applying these technologies.

TECHNOLOGY                          ANTICIPATED BENEFIT                             PRODUCT
Taste masking                     Improved taste                              Primsol trimethoprim solution
                                                                              Orapred syrup
                                                                              Cough/Cold products
                                                                              Just For Kids Vitamin Drops

Controlled-release                Reduced dosing frequency                    Feverall controlled-release beads
                                                                              Pediavent albuterol suspension

Bioadhesion                       Improved efficacy                           Cromolyn products

Intranasal delivery device        Ease of administration                      Pediamist nasal saline spray



PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

The following table lists the principal products developed, currently under development, acquired or marketed by the Company. This table is qualified in its entirety by reference to the more detailed descriptions of these products elsewhere in this Annual Report.

              PRODUCT                      INDICATION                DEVELOPMENT STATUS(1)                    KEY FEATURES

Feverall(R) acetaminophen rectal    Pain and fever            Currently marketed                  Alternate form of administration
suppositories

Pediamist(R) nasal saline spray     Nasal dryness             Currently marketed                  Low pressure and volume spray;
                                                                                                  reduced stinging

Duricef(R) oral suspension (2)      Upper respiratory and     Currently marketed                  Twice a day administration;
                                    urinary tract infections                                      pleasant tasting liquid

Primsol(R) trimethoprim solution    Acute middle ear          NDA filed (3)                       Reduced toxicity profile; pleasant
(50mg strength)                     infections                                                    tasting liquid

Orapred syrup                       Inflammation,             ANDAs filed in July 1997            Significant taste improvement
                                    including respiratory
                                    problems

Feverall(R) controlled-release      Pain and fever            NDA filed                           Reduced dosing frequency;
beads                                                                                             improved taste

Pediavent(R) albuterol controlled-  Asthma                    Phase III clinical trials           Reduced dosing frequency;
release suspension                                                                                improved taste

-----------------------

(1) Phase III clinical trials. The product is administered to an expanded patient population to (i) test the product for safety, (ii) evaluate clinical effectiveness and (iii) provide an adequate basis for labeling.

         ANDA. Abbreviated New Drug Application to the FDA for marketing approval relating to a new drug that is the same as a drug for which the FDA has already approved an NDA and whose patent and marketing exclusivity periods have expired.

         NDA. New Drug Application to the FDA for marketing approval for a new drug for which an ANDA is not permitted.

(2) Ascent is copromoting this product to pediatricians in the United States pursuant to a copromotion agreement with Bristol-Myers Squibb. See "License and Marketing Agreements."

(3) The FDA has approved the Company's NDA relating to a 25mg strength of Primsol solution.

     The Company has conducted a number of clinical trials of its product candidates in children. The Company plans to continue to conduct such trials, both in situations in which the trials are required by the FDA and in which the Company believes that the clinical trial data will be of assistance in marketing the product to pediatricians. The need to conduct clinical trials in children under applicable FDA rules is determined on a product-by-product basis. In some circumstances, the FDA may accept safety and efficacy data that are extrapolated from adults in support of regulatory approval applications in children.

     Because the Company's products are not based on new chemical entities, Ascent believes that it can reduce regulatory and development risks and shorten the product development cycle. As to certain product candidates, the Company expects to be permitted to file an ANDA instead of an NDA. An ANDA is less complex than an NDA, and, in some circumstances, only limited clinical trial data or no clinical trial data are required for the application. For products that contain active ingredients that have received FDA approval, after expiration of any applicable patents and period of statutory protection under the Waxman-Hatch Act, Ascent may use data from the NDA of the "pioneer" drug concerning the safety and efficacy of the drug substance in support of its NDA or ANDA. Finally, many nonprescription products do not require FDA pre-marketing approval if the product is within an applicable FDA Over-the-Counter Drug Monograph ("OTC Monograph"). See "Government Regulation."

     Feverall(R) Acetaminophen Rectal Suppositories

     In July 1997, Ascent began marketing the Feverall line of over-the-counter acetaminophen rectal suppositories for the treatment of pain and fever. Ascent acquired this product line from Upsher-Smith in July 1997. The Feverall product line was originally introduced by Upsher-Smith in 1989 and consists of four formulations, 80mg, 160mg, 325mg and 650mg. Acetaminophen rectal suppositories are used in patients, primarily children or adolescents, who cannot take acetaminophen orally as a result of regurgitation caused by influenza or an inability to tolerate the taste of currently available liquid forms of acetaminophen. The Feverall suppositories product line is covered by an effective NDA.

     IMS America, Ltd., a marketing research firm ("IMS"), estimates that the 1995 United States pediatric market for acetaminophen rectal suppositories was approximately $5,800,000. Other acetaminophen rectal suppositories currently on the market in the United

States include "Acephen," which is marketed by G&W Laboratories, and "Neopap," which is marketed by PolyMedica Industries, Inc., as well as certain generic brands. The Company had net product revenues in 1997 from sales of its Feverall product line of $2,023,000.

     Ascent acquired this product line because this dosage form of acetaminophen permits administration to children who would otherwise be unable to take the drug. In recent years, Upsher-Smith promoted this product line primarily through the use of advertising and telemarketing programs during the fall of each year. Ascent believes that it is possible to increase market penetration for this product line through personal sales calls to pediatricians and pediatric nurses, although there can be no assurance that Ascent will be successful in doing so. In addition, under the acquisition agreement, Ascent acquired the Feverall trademark to use in connection with other acetaminophen products that it is currently developing, such as its acetaminophen controlled-release beads products, which the Company intends to market as Feverall controlled-release beads. Ascent believes that the name recognition of this trademark will be useful in marketing these other acetaminophen products and in enhancing the Company's profile in the pediatric market generally.

     The purchase price for this product line and certain related assets, including the Feverall trademark and certain inventory, was $11,905,000, including related acquisition costs. Upsher-Smith has agreed to supply the Company with its requirements of Feverall acetaminophen rectal suppositories, and the Company has agreed to purchase from Upsher-Smith all amounts of such product as it may require, for a period of five years.

     Pediamist(R) Nasal Saline Spray

     Ascent began marketing Pediamist nasal saline spray, an over-the-counter product to relieve nasal dryness associated with low humidity, in October 1997. This product is administered by a metering device that the Company believes is particularly appropriate for use by children. No FDA pre-marketing approval was required for Ascent to market this product in the United States.

     Pediatricians frequently recommend nasal saline sprays instead of decongestant sprays because decongestant sprays contain vasoconstrictors that can cause "rebound," a phenomenon in which nasal congestion resulting from the use of the drug is more intense than the original symptoms. Nasal saline sprays are often an effective alternative therapy for this indication and are widely recognized as safe.

     There are a number of nasal saline spray products that are currently available for nasal dryness associated with low humidity. All of these products are designed primarily for use by adults and deliver a high volume of spray at high pressure through a device sized for adult nasal openings. Moreover, certain of these products are formulated with materials that are known to cause local stinging.

     Pediamist nasal spray is administered by a metering device specifically designed to deliver saline solution in a low volume fine mist under low pressure. This device includes a special actuator that determines the volume and pressure of the saline to be delivered. Because the Pediamist nasal spray device delivers approximately 20% of the amount of saline solution delivered by most high volume metered systems, there is less drainage of excess saline from the nose. The Company believes that this device will increase product acceptability among children and assure delivery of a consistent volume of spray. Ascent has formulated Pediamist nasal spray with glycerine to reduce stinging.

     Duricef(R) Oral Suspension

     In March 1998, Ascent began marketing Duricef oral suspension to pediatricians in the United States pursuant to a four-year copromotion agreement with Bristol-Myers Squibb. See "License and Marketing Agreements." Duricef oral suspension is a prescription cephalosporin antibiotic for the treatment of urinary tract infections, upper respiratory infections, including specifically pharyngitis/tonsillitis, and infections of the skin and skin structure . The Company believes that Duricef oral suspension's dosing regimen (twice a day), pleasant taste and established reputation make it an attractive product for pediatricians to prescribe. Duricef oral suspension is covered by an effective NDA.

     Duricef oral suspension is one of a number of cephalosporin oral suspension products indicated for the treatment of urinary tract infections, upper respiratory infections and infections of the skin and skin structure. Scott-Levin estimates that sales of cephalosporin oral suspension products for all indications in the United States were approximately $522 million in 1997. Scott-Levin estimates that sales of Duricef were approximately $20.5 million in 1997.

     The Company agreed to copromote Duricef oral suspension as part of its strategy to leverage its marketing and sales capabilities, including its domestic sales force. In recent years, Bristol-Myers Squibb has promoted Duricef oral suspension to a range of medical specialties. The Company believes that it can increase the market penetration of Duricef oral suspension in the pediatric market through marketing activities directed exclusively at the pediatric market. Moreover the Company believes that Duricef oral suspension strengthens its product line and complements Primsol, which is being developed for the treatment of acute otitis media ("AOM"), or middle ear infection.

     Primsol(R) Trimethoprim Solution

     Ascent has developed Primsol trimethoprim solution, containing the antibiotic trimethoprim, as a prescription drug for the treatment of AOM in children age six months to 12 years. Trimethoprim for the treatment of AOM in children is currently only available in combination with the sulfa compound sulfamethoxazole. The sulfa component of this combination therapy is associated with allergic reactions that may be severe, or even fatal. In clinical trials conducted by the Company, Primsol solution, which does not contain this sulfa component, was shown to be as effective as the combination therapy for the treatment of AOM in children, but with a more favorable side effect profile. Because of this improved side effect profile, the Company believes that pediatricians will be more likely to prescribe an antibiotic comprised only of trimethoprim for the treatment of AOM in children than they historically have been to prescribe the combination therapy.

     In 1996, Ascent filed two NDA's with the FDA covering the 25mg and 50mg strengths of Primsol solution, respectively. In June 1997, the FDA approved the Company's NDA for its 25mg strength of Primsol solution. The Company's NDA for its 50mg strength of Primsol solution is still pending. In February 1998, the Company received a letter from the FDA citing certain deficiencies in the Company's NDA for the 50mg strength of Primsol. The Company is currently in the process of preparing a response to this letter. Ascent plans to introduce the 50mg strength as the Primsol solution product that it brings to market. However, if approval of its NDA for the 50mg strength is significantly delayed, the Company may consider introducing its 25mg strength, which is less concentrated and requires less than optimal dosing volumes, as the Primsol solution product that it brings to market.

     Acute infections are the most frequent illness treated by pediatricians. AOM is the most common of these infections. By three years of age, approximately 80% of children in the United States have developed at least one ear infection. In 1996, there were approximately 26,000,000 pediatric patient visits to doctors in the United States for the treatment of AOM.

     There are a number of currently available antibiotics for the treatment of AOM in children. Most pediatricians initially prescribe amoxicillin, a form of penicillin, unless the patient is allergic to the drug or the drug has previously failed to provide a therapeutic effect in the patient. In such cases, the pediatrician selects a second line antibiotic from a series of alternative choices, including the trimethoprim/sulfa compound combination therapy (sold under brand names such as Bactrim and Septra), cephalosporins (such as Ceclor), a combination of amoxicillin and clavulanic acid (such as Augmentin) or newer macrolides (such as Zithromax or Biaxin).

     Scott-Levin estimates that the United States market for liquid antibiotics for the treatment of AOM was approximately $485,800,000 in 1997. Of such amount, approximately $55,400,000 was from the sale of amoxicillin (reflecting approximately 11,000,000 prescriptions), approximately $16,100,000 was from the sale of trimethoprim/sulfa compound combination products (reflecting approximately 2,900,000 prescriptions) and approximately $414,300,000 was from the sale of other liquid antibiotics (reflecting approximately 11,900,000 prescriptions), including cephalosporins and macrolides. The Company believes that almost all liquid antibiotics are taken by children.

     Ascent has developed Primsol solution as an antibiotic containing trimethoprim only, thereby eliminating the potential for an allergic response to the sulfa component of the combination product. Ascent has sought to facilitate administration of this product by formulating it as an oral solution. Because Primsol solution does not need to be shaken prior to administration, it does not suffer from problems associated with suspensions, such as dose inconsistency. The Company plans to market Primsol solution as a second line of therapy to amoxicillin and as an alternative to trimethoprim combination products such as Bactrim and Septra. Ascent believes that Primsol solution also may be an attractive alternative to other antibiotics, such as cephalosporins and newer macrolides, for pediatricians and managed care providers because the Company plans to offer Primsol solution at a price that is significantly lower than the current market prices of these other antibiotics.

     In December 1995, Ascent completed multicenter Phase III clinical trials of Primsol solution for the treatment of AOM and uncomplicated urinary tract infection ("UTI") in children age six months to twelve years. These clinical trials, which included over 500 children, compared the 25mg strength of Primsol solution with a commercially available trimethoprim/sulfamethoxazole combination therapy. Primsol solution proved to be as clinically effective as the combination therapy in alleviating the signs and symptoms commonly associated with AOM or uncomplicated UTI. No statistically significant differences were noted in response rates of valuable pediatric patients receiving either Primsol solution or the combination therapy, and the bacteriologic cure rates were similar for both types of therapies. However, there were statistically significantly fewer treatment related side effects reported with Primsol solution than with the combination therapy, particularly a lower incidence of skin rash.

     The FDA has granted Ascent three years of protection under the Waxman-Hatch Act ending in June 2000 against the approval of a competitor's ANDA for a generic version of the 25mg strength of Primsol solution for the treatment of AOM in children age six months to twelve years.

     Orapred Syrup

     Ascent is developing Orapred syrup as a prescription steroid for the treatment of inflammation associated with a variety of diseases, principally those of the respiratory system, such as asthma and bronchitis. Currently available liquid steroid products for the treatment of inflammation have a very unpleasant taste. As a result, compliance problems frequently result, even though these products are used for the treatment of serious and, in some cases, life threatening diseases. Ascent has applied its taste masking technology to develop a steroid product with a pleasant taste. Ascent filed ANDAs for two strengths of this product in July 1997.

     Scott-Levin estimates that in 1997 approximately 3,200,000 prescriptions for liquid steroids were written in the United States, of which approximately 59% were written by pediatricians, and that the 1997 United States pediatric market for liquid steroids was approximately $26,100,000. The Company believes that almost all liquid steroids are taken by children.

     A number of currently available steroids are widely used in pediatrics because of the anti-inflammatory properties of these drugs. Orapred syrup contains the active ingredient prednisolone. Physicians generally prefer prednisolone and prednisone to other products due to the greater margin of safety of these two drugs and generally prefer prednisolone to prednisone because prednisolone is more reliable, particularly if the patient suffers from certain liver disorders.

     Currently available liquid steroid brands are available in 5mg/5ml and 15mg/5ml strengths. Ascent is developing Orapred syrup in both of these strengths. Ascent has conducted a pediatric study for marketing purposes to compare the taste of its product with that of a currently-marketed prednisolone sodium phosphate liquid product. In the study testing the 15mg/5ml strength against an existing product with the same strength, 27 of the 35 participating children preferred the taste of the Ascent product.

     Feverall(R) Controlled-Release Beads

     Ascent is developing Feverall controlled-release beads as an over-the-counter acetaminophen product for the treatment of pain and fever in children. The Company has designed this product to permit dosing every eight hours, rather than the four hours required by currently available products. Ascent filed an NDA for this product in December 1997.

     FIND/SVP estimates that sales of pediatric forms of pain/fever medications in the United States approximate $300,000,000 per annum. There are a number of currently available acetaminophen products for the treatment of pain and fever in children. Most of these products are in the form of a liquid or chewable tablet. The product with the largest market share in the United States is Tylenol liquid for children. None of the pediatric products currently on the market is available in a controlled-release formulation. Accordingly, these products are absorbed quickly from the gastrointestinal tract into the blood and quickly cleared from the body, necessitating dosing every four hours. As a result, if administered at bedtime, the patient needs an additional dose before morning. If administered during the day, parents often must rely on school nurses or day care providers to administer the medication. In addition, under the applicable FDA OTC Monograph, only five doses of acetaminophen may be given in each 24-hour period. Therefore, if the medication requires four hour dosing, treatment may only be given for 20 hours in each 24-hour period.

     Ascent is developing Feverall beads with a proprietary controlled-release technology that releases the acetaminophen at specific rates over time in order to provide a therapeutic effect (reduction in fever and pain) for eight hours. Ascent believes that dosing every eight hours may significantly increase compliance and permit therapeutic coverage for the full 24-hours of each day. To facilitate administration, Ascent has formulated this product in the form of small beads that either can be sprinkled on a food that is appealing to the child, such as applesauce, or delivered in a liquid, such as water.

     Ascent has completed three Phase I definitive pharmacokinetic trials comparing Feverall beads to Tylenol extended relief caplets and immediate release Tylenol tablets. These trials involved 63 healthy adults. In these trials, Feverall beads exhibited equivalent bioavailability to the Tylenol product to which they were compared.

     In December 1996, Ascent completed a Phase III clinical trial that evaluated Feverall beads for the reduction of dental pain. This study was conducted in 125 adults and was double blinded, with the control group receiving an equivalent amount of Tylenol extended relief caplets. A single dose was administered to each patient over an eight-hour period. The data from this study indicated that Feverall beads provided consistent pain relief over the full eight-hour period that was comparable to the pain relief provided over a shorter period of time by Tylenol extended relief caplets.

     A second Phase III clinical trial of this product for the treatment of fever in children commenced in June 1996 and was completed in February 1997. This study involved 100 febrile children between the ages of two and 11 years old. In this second Phase III clinical trial, Feverall beads were compared on a double blinded basis with an immediate release presentation of acetaminophen for efficacy (reduction in fever) and safety. The data from this study indicated that Feverall beads provided fever control over an eight hour period that was comparable to the fever control provided by the immediate release presentation of acetaminophen and that during the fourth to sixth hours of treatment the fever control provided by the Feverall beads was more effective than the fever control provided by the immediate release presentation.

     The Company's NDA will need to be approved by the FDA for Ascent to market this product in the United States. Ascent expects to submit a request to the FDA for three years of protection under the Waxman-Hatch Act against the approval of a competitor's ANDA for the treatment of pain and fever in children under 12 years of age.

     Pediavent(R) Albuterol Controlled-Release Suspension

     Ascent is developing Pediavent albuterol controlled-release suspension as a prescription product for the treatment of asthma. Ascent is formulating the product in a controlled-release suspension to permit twice-a-day administration and to mask the normal bitterness of albuterol. Ascent is conducting Phase III clinical trials of this product.

     Asthma is the leading cause of pediatric hospital admissions. It is a debilitating disease that causes swollen and inflamed airways that are prone to constrict suddenly and violently. Asthmatic attacks can be life-threatening and, in some cases, fatal.

     A common treatment for asthma is the administration of a beta agonist bronchodilator, of which albuterol is the most widely prescribed. Scott-Levin estimates that the 1997 U.S. pediatric market for all forms of beta agonists was approximately $191,100,000, with oral liquid forms comprising approximately 12.7% of this market ($24,250,000). Albuterol is available in various dosage forms, including tablets and liquids, which are generally used for chronic administration, and inhalers, which are generally used for acute incidents. Tablet formulations are typically not used by young children, as they are difficult to swallow and must be administered every four or eight hours. The only currently available controlled-release tablet (Volmax) is not approved for use in patients under six years of age. Liquid albuterol formulations have an unpleasant taste and must be dosed three to four times per day.

     Ascent is developing its albuterol product as a suspension in the form of granules which contain the drug in a coating. The coating allows the albuterol to be released at a specific controlled rate and masks the normal bitterness of the drug. To enhance patient compliance, the Company is designing this product for twice-a-day administration.

     In 1995, Ascent conducted Phase I open-label, single dose pharmacokinetic studies of this product in Europe comparing this product's bioavailability profile with that of Volmax. These studies involved 12 healthy adult subjects at one site. The results of this study indicated that the pharmacokinetics of two of the formulations being developed by Ascent were indistinguishable from Volmax in terms of bioavailability. In February 1997, Ascent conducted a Phase I clinical trial in the United States involving 12 healthy adults in February 1997 which confirmed the results of the European bioavailability study. Following completion of the second study, in the second half of 1997, the Company commenced Phase III clinical trials of the product to evaluate control of asthma symptoms, lung efficiency and safety of Pediavent in children with asthma. This study will involve over 60 asthmatic children. The Company expects that this study will be completed in the first half of 1998.

     An NDA will need to be approved by the FDA for Ascent to market this product in the United States. Ascent plans to submit a request to the FDA for three years of protection under the Waxman-Hatch Act against the approval of a competitor's ANDA for the treatment of asthma in children under 12 years of age which is based on the Company's clinical trial results.

     Other Programs

     In addition to the products and product development programs described above, the Company also is engaged in the development of a number of other pediatric pharmaceutical products. These programs include the following:

     Cough/Cold and Other OTC Products. Ascent is developing a line of improved flavor over-the-counter cough/cold products. Many of the over-the-counter products for the treatment of coughs and congestion due to colds and influenza contain the active ingredients guaifenisen, dextromethorphan or the decongestant pseudoephedrine, which have a bitter taste.

     Ascent is applying its taste masking technology to the development of a line of cough/cold products containing guaifenisen, dextromethorphan and pseudoephedrine. Ascent already has completed the development of a guaifenisen cough syrup. In a taste study involving 81 children age three to six years comparing Ascent's cough syrup containing guaifenisen to Robitussin, a leading liquid guaifenisen product, the participants showed a statistically significant preference for Ascent's product.

     The Company believes that it is preferable to introduce its cough/cold products to the market as an integrated product line. Accordingly, Ascent does not plan to introduce its guaifenisen cough syrup until it has completed development of additional products, which the Company estimates will occur no sooner than late 1999. Because these products are being formulated within the applicable FDA over-the-counter monographs, Ascent expects that they will not require FDA approval prior to marketing.

     Cromolyn Products. Ascent is developing two cromolyn products for the treatment of conditions that have an allergic element: cromolyn sodium cream as a prescription drug for symptoms associated with moderate to severe contact dermatitis caused by exposure to poison ivy or oak, insect bites and bee stings and other allergic and non-allergic reactions; and a cromolyn sodium controlled-release nasal spray as a prescription product for the prevention of allergic rhinitis associated with conditions such as hay fever. An NDA will need to be approved by the FDA for Ascent to market either of these products in the United States.

     Just For Kids Vitamin Drops. Ascent is developing Just For Kids Vitamin Drops as an over-the-counter nutritional supplement for infants. The Company is applying its taste masking technology to develop this product as a liquid vitamin with a pleasant taste.

PRODUCT DEVELOPMENT

     Ascent actively evaluates the pediatric pharmaceutical industry on an ongoing basis to assess product usage and to identify unmet medical needs of children, particularly for prescription drugs for the most common pediatric illnesses. Ascent's program to identify pediatric product opportunities includes conducting focus groups with pediatricians, pediatric nurses and parents, consulting with the Company's scientific and medical advisors and evaluating drug delivery and other technical developments for their applicability to the field of pediatric pharmaceuticals. Ascent uses this information to select compounds as product development candidates that it believes may be improved through the application of its technologies and reformulation expertise and then successfully commercialized. Ascent reviews the anticipated development difficulty, time frame and cost, required technologies, applicable regulatory requirements, competitive environment and anticipated marketing and sales approach in evaluating each development candidate.

     Ascent selects as product candidates approved compounds that have well known clinical profiles and are not covered by third party patents and that it believes may be improved through the application of the Company's drug delivery and reformulation technologies. Ascent then seeks to improve these products through optimized formulations or new delivery technologies with the goal of differentiating them from competitive products on the market. By developing products based on approved compounds rather than new chemical entities, the Company believes that it can reduce regulatory and development risks and shorten the product development cycle.

     Ascent identifies third party manufacturers or academic institutions that have the required analytical expertise, technology, manufacturing capabilities and personnel to perform much of the design and formulation work for the Company's products. To expedite the regulatory process, Ascent seeks to enter into arrangements with product manufacturers that extend from pilot production for product stability testing through clinical trials and ultimately to commercial production. Ascent works closely with these third parties in connection with product design and formulation and monitors manufacturing activities, including compliance with Good Manufacturing Practice ("GMP") and Good Laboratory Practice ("GLP") rules of the FDA.

     Ascent contracts with clinical research organizations for the conduct of the Company's clinical trials. Ascent conducts clinical trials of many of its products in children not only to comply with FDA requirements but also because the Company believes that pediatricians will be more willing to prescribe products for which specific efficacy and safety information is available with respect to the effect of the drug on pediatric patients. To facilitate enrolling children in the Company's clinical trials, Ascent has established a network of relationships with influential pediatricians, industry associations and pediatric research organizations specializing in conducting clinical trials in children.

SALES AND MARKETING

     Ascent established its domestic sales organization, coincident with the introduction of its initial two products, Feverall acetaminophen rectal suppositories and Pediamist nasal saline spray, to the market during the second half of 1997. As of March 13, 1998, Ascent's sales force consisted of six regional sales managers, 48 full-time sales representatives and 15 flex-time (or part-time) sales representatives.

     Ascent believes that its exclusive focus on the development and marketing of pediatric pharmaceutical products meaningfully differentiates the Company from other pharmaceutical companies in the pediatric medical community. Even before the launch of its first products, Ascent initiated a program to familiarize pediatricians with Ascent's corporate identity. This program has included a direct mail campaign and journal advertising directed at private pediatricians. The primary focus of the Company's marketing and sales efforts are pediatricians and pediatric nurses, who are responsible for most prescriptions written for children in the United States and play a central role in recommending over-the-counter medications for children.

     Ascent has chosen to establish its own domestic sales force instead of using third party sales organizations. The Company believes that marketing and sales initiatives can be more efficiently and effectively implemented through a direct sales force. Because pediatricians and pediatric nurses are concentrated in group practices in urban and suburban centers and advertising may be disseminated through a limited number of specialty pediatric publications, Ascent believes that it can reach much of the domestic pediatric market with a moderately sized sales force and carefully controlled marketing expenditures. Ascent plans to expand this sales force in the future as it introduces additional products.

     The Company is using its sales force to promote products to high prescribing pediatricians, influential pediatricians and nurses in pediatricians' offices through personal sales calls by its sales representatives and attendance by its sales representatives at industry conferences, seminars and other meetings. Ascent plans to supplement these activities with a telemarketing program designed to reach pediatricians and pediatric nurses in geographic areas beyond the coverage of the Company's sales force and pediatricians and pediatric nurses who are not targeted for one-on-one visits. Ascent expects to advertise its products through direct mail and advertisements in speciality pediatric journals.

     Because more than 60% of patients are covered by a managed care program, such as a health maintenance organization, preferred provider organization or state Medicaid program, Ascent also is promoting its products directly to managed care providers with the goal of obtaining inclusion of these products on the providers' formularies.

     Ascent is seeking to leverage its marketing and sales capabilities by entering into arrangements to promote third party pharmaceutical products to pediatricians. As an example of this strategy, Ascent has entered into a four-year copromotion agreement with Bristol-Myers Squibb pursuant to which Ascent is promoting Bristol-Myers Squibb's Duricef oral suspension product, a cephalosporin antibiotic for the treatment of upper respiratory and urinary tract infections, to pediatricians in the United States. The Company plans to continue to evaluate additional third-party products for copromotion.

     Ascent plans to enter into licensing and distribution arrangements for the marketing and sale of its products in international markets to leverage the established international marketing, sales and distribution capabilities of third party collaborators. Ascent plans to enter into similar arrangements with respect to any adult applications of its products.

MANUFACTURING AND DISTRIBUTION

     The Company relies upon third parties to manufacture the Company's products for preclinical tests, clinical trials and commercial purposes. Accordingly, the Company does not have any manufacturing facilities and has not sought to employ direct manufacturing personnel. The components of the Company's products generally are available from a variety of commercial suppliers and are inexpensive. The production of most of these products involves known manufacturing techniques, although the Company has developed certain proprietary manufacturing technologies that it seeks to protect as trade secrets.

     Ascent believes that there are a number of third party manufacturers, both in the United States and abroad, with the capability of manufacturing products for the Company. The Company intends to establish supply agreements with manufacturers that comply with the FDA's GMP requirements and other regulatory standards. Certain of the Company's supply arrangements require that Ascent buy all of the Company's requirements of a particular product exclusively from the other party to the contract. Moreover, FDA regulations provide that a manufacturer cannot supply a product to the Company and the Company cannot sell the product unless the manufacturer is qualified (i.e., demonstrates to the FDA that it can manufacture the product in accordance with applicable regulatory standards). For many of its products, Ascent has qualified only one supplier, even though the contractual arrangement with the supplier may permit Ascent to qualify an alternative manufacturer. Any interruption in supply from any of its manufacturers or the inability of these manufacturers to manufacture the Company's products in accordance with GMP could have a material adverse effect on the Company's business, financial condition and operating results.

     To date, the Company has entered into several agreements with third parties for the manufacture of the Company's products. In particular, the Company is a party to a supply agreement with Lyne Laboratories, Inc. ("Lyne"), under which Lyne has agreed to manufacture Primsol trimethoprim solution for the Company, and the Company has agreed to purchase all amounts of such product as it may require for sale in the United States from Lyne in accordance with an agreed upon price schedule. The agreement may be terminated by either party on three months' notice any time after October 17, 2004. See "License and Marketing Agreements" for a description of the Company's agreement with Recordati S.A. Chemical and Pharmaceutical Company ("Recordati") relating to the manufacture of Pediavent albuterol controlled-release suspension and "Products and Products under Development -- Feverall Acetaminophen Suppositories" for a description of the Company's arrangements with Upsher-Smith for the manufacture of Feverall acetaminophen rectal suppositories.

     In the future, the Company may, if it becomes economically attractive to do so, establish its own manufacturing facilities. In order for the Company to establish a manufacturing facility, the Company would require substantial additional funds and be required to hire and retain significant additional personnel and comply with the extensive GMP regulations of the FDA.

     Ascent distributes its products through a third party distribution warehouse. Under this arrangement, the manufacturers of the Company's products ship the products to the distribution warehouse, which performs various functions on behalf of the Company, including order entry, customer service and collection of accounts receivable. The Company may seek to develop the capability to perform some or all of these functions through its own personnel in the future.

COMPETITION

     Competition in the pediatric pharmaceutical market is intense. Although the Company believes that no competitor focuses its commercial activities and research and development efforts exclusively on the pediatric pharmaceutical market, several large pharmaceutical companies with significant research, development, marketing and manufacturing operations market pediatric products. These competitors include Glaxo Wellcome Inc., Eli Lilly and Company, the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson Inc., Pfizer Inc., the Ross Laboratories Division of Abbott Laboratories Inc., Schering-Plough Corporation and the Wyeth-Lederle Vaccines and Pediatrics Division of American Home Products, Inc.

     Key competitive factors affecting the success of the Company include the efficacy, side effect profile, taste, dosing frequency, method of administration, patent or other proprietary protection, brand name recognition and price of its products. The timing of market introduction of the Company's or competitive products is another important competitive factor. Earlier entrants in the market often obtain and maintain significant market share relative to later entrants. Accordingly, the relative speed with which Ascent can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company's competitive position will also depend on its ability to attract and retain qualified personnel, to obtain patent protection or otherwise protect the competitive positions of its products and to secure sufficient capital resources for its operations.

     Many of Ascent's potential competitors have substantially greater name recognition and greater financial, technical and human resources than Ascent. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company. Furthermore, subject to obtaining required regulatory clearances, Ascent will compete against these larger companies with respect to manufacturing efficiency and marketing capabilities, areas in which Ascent has limited or no experience. Ascent's competitors may introduce competitive pricing pressures that may adversely affect Ascent's sales levels and margins. Moreover, many of these competitors offer well established, broad product lines and services not offered by the Company. Many of the products offered by these competitors have well known brand names that have been promoted over many years.

     The Company expects to market many of its product candidates as alternative treatments for pediatric indications for which products with the same active ingredient are well-entrenched in the market. For example, the Company intends to market Primsol trimethoprim solution, a trimethoprim antibiotic, for the treatment of AOM, for which pediatricians often prescribe the well-known combination therapies Bactrim and Septra, which also contain trimethoprim. Similarly, Feverall controlled-release beads would compete against Tylenol liquid for children. The Company's product candidates also will face competition from other products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. For example, Primsol solution will compete against other antibiotics, including amoxicillin. Moreover, many of the Company's potential products that are reformulations of existing drugs of other manufacturers may have significantly narrower patent or other competitive protection. There can be no assurance that pediatricians, pediatric nurses and third party payors will prefer the Company's products to existing products.

LICENSE AND MARKETING AGREEMENTS

     The Company is a party to certain license and other arrangements under which it has obtained rights to manufacture and/or market certain products or product candidates. Set forth below is a summary of those arrangements that the Company believes are material to its business.

     The Company is a party to a development and license agreement with Recordati pursuant to which the Company holds a license under certain Recordati patents and patent applications to clinically test, register, market, distribute and sell a controlled-release suspension system formulation of albuterol in the form of coated granules. The license is exclusive in all countries other than Italy and Spain. The Company may sublicense its license rights under this agreement, subject to certain restrictions in certain countries. Ascent and Recordati have agreed to collaborate on the development, clinical testing and regulatory approval of this albuterol product in the United States and in any other country in which the Company elects to pursue the commercial development of such product by providing Recordati notice of such intent within 24 months of filing for regulatory approval in the United States. All license rights with respect to (i) countries in which the Company does not so notify Recordati of its intention to commercially develop such product and (ii) countries in which a joint development committee comprised of two members from each of the Company and Recordati determine that commercial development of the product is not technically feasible, revert to Recordati. Recordati will own any intellectual property resulting from the collaboration other than clinical research data, product applications and regulatory approvals obtained by Ascent, which the Company will own. This agreement has an initial term expiring 15 years from the date of FDA approval of the product and may be extended at the Company's election for an additional five year term. During the term of this agreement, Recordati has agreed to supply such quantities of the product as the Company may require. The Company is required to pay Recordati certain up-front license fees and to purchase the product from Recordati at unit prices based upon net sales in a given country. During the term of this agreement, the Company has agreed not to develop, manufacture or sell other oral liquid controlled-release suspension system formulations of a beta agonist.

     The Company is a party to a copromotion agreement with Bristol-Myers Squibb under which the Company has agreed to promote Bristol-Myers Squibb's Duricef oral suspension product to pediatricians in the United States. Under the agreement, the parties have established a sales/marketing committee comprised of members of both the Company and Bristol-Myers Squibb to develop and coordinate the marketing strategy and the promotional plans for the product. As compensation for the Company's copromotional efforts, Bristol-Myers Squibb has agreed to pay the Company a specified percentage of net sales of the product attributed to pediatricians (as defined in the agreement) on sales above a specified minimum number of prescriptions for the product. In addition, Bristol-Myers Squibb has agreed to reimburse the Company for a specified amount of the Company's marketing costs during each year of the agreement. The term of the agreement expires on February 28, 2002, unless terminated earlier under specified circumstances.

     The licenses and other third party product arrangements to which the Company is a party may impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the applicable agreement, which could have a material adverse effect on the Company.

PATENTS, TRADE SECRETS, LICENSES AND TRADEMARKS

     The Company's success will depend in part on its ability to develop patentable products and obtain patent or other proprietary rights protection for its products, both in the United States and in other countries. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered novel and important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. Ascent also plans to seek three year protection for certain products under the Waxman-Hatch Act from the approval of a possible competitor's ANDA which is based on the Company's clinical trial results as well as trademark protection for its brand names. There can be no assurance, however, that any steps taken by the Company to protect its proprietary position will be effective.

     The Company holds 10 issued United States patents, has filed three patent applications and has received a notice of allowance of claims with respect to one of such patent applications. One of the issued patents relates to the Company's formulation of Primsol trimethoprim solution, and five of the issued patents relate to the Company's cromolyn sodium cream product candidate. The claims in the patent application as to which the Company has received a notice of allowance relate to the Company's taste masking technologies. One of the other two patent applications relates to the Company's cromolyn sodium cream product candidate and the third patent application relates to taste masking technologies. Four of the issued patents relate to product development candidates which the Company currently is not planning to pursue. The Company has sought foreign patent protection in other major industrial countries in respect of its most commercially important technologies. All of the Company's issued United States and foreign patents expire from 2002 to 2016, although certain United States patents may be extended for specified periods, and the Company's United States and foreign patents could lapse if certain applicable fees are not paid.

     The patent positions of pharmaceutical firms, including Ascent, are generally uncertain and involve complex legal and factual questions. Consequently, even though Ascent currently is prosecuting its patent applications with the United States Patent and Trademark Office and certain foreign patent authorities, the Company does not know whether any of its remaining applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since the Company's products and product candidates represent reformulations of off-patent drugs, any patents which cover such products would be use or formulation patents, and the Company's products would therefore be afforded a significantly narrower level of protection than a patent on the active ingredient itself. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months or years, Ascent cannot be certain that it was the first creator of inventions claimed by pending patent applications or that it was the first to file patent applications for such inventions. Generally, in the United States, the first to invent is entitled to the patent, whereas in the European Economic Community, the first to file is entitled to the patent. Competitors of the Company and other third parties hold issued patents and pending patent applications relating to aspects of the Company's technology, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease activities. See "Governmental Regulation -- FDA Approvals."

     Ascent's practice is to require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality and invention assignment agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed pursuant to such relationships or made known to the individual by Ascent during the course of the individual's relationship with Ascent is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual relating to the business of the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

     Ascent engages in collaborations and sponsored research agreements and enters into preclinical and clinical testing agreements with academic and research institutions to take advantage of their technical expertise and staff and to gain access to clinical evaluation models, patients, and related technology. Ascent may be required to negotiate a license to any developments or results arising out of such collaborations or agreements in order to commercialize products incorporating them. There can be no assurance that the Company will be able successfully to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or nonexclusive basis. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Uncertainty Regarding Patents and Proprietary Rights."

     Because it believes that promotion of pediatric pharmaceutical products under a brand name can be an important competitive factor, Ascent plans to seek trademark protection for its products, both in the United States and, to the extent the Company deems appropriate, in major foreign countries. To date, Ascent has obtained eight trademark registrations from the United States Patent and Trademark Office, including for the marks "ASCENT," "PEDIAMIST," "PEDIATEMP," "PEDIAVENT " and "PRIMSOL." The "FEVERALL" trademark of Upsher-Smith was included in the assets that the Company purchased as part of the Company's acquisition of Upsher-Smith's Feverall line of acetaminophen rectal suppositories in July 1997. All other brand names or trademarks appearing in this Annual Report Form on 10-K are the property of their respective owners.

GOVERNMENT REGULATION

     The testing, manufacture, labeling, distribution, sale, marketing, promotion and advertising of the Company's products and its ongoing product development activities are subject to extensive and rigorous regulation by governmental authorities in the United States and other countries.

     FDA Approval

     In the United States, pharmaceutical products intended for therapeutic use in humans are subject to rigorous and extensive FDA regulation before and after approval. The process of completing preclinical studies and clinical trials and obtaining FDA approvals for a new drug can take several years and requires the expenditure of substantial resources. There can be no assurance that any product will receive such approval on a timely basis, if at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- No Assurance of Regulatory Approval; Extensive Government Regulation."

     The steps required before a new drug for human use may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an Investigation New Drug ("IND") application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product, (iv) submission of an NDA to the FDA, which application is not automatically accepted for consideration by the FDA, and (v) FDA approval of the NDA prior to any commercial marketing, sale or shipment of the product. A new drug in generic form for use in humans may be marketed in the United States following FDA approval of an ANDA. ANDA approval requires that if (i) such drug has the same active ingredient, dosage form, route of administration, strength and conditions of use as a "pioneer" drug that was previously approved by the FDA as safe and effective, and (ii) any applicable patents and statutory period of protection under the Waxman-Hatch Act have expired. Through a petition process, the FDA may permit the filing of an ANDA for a generic version of an approved "pioneer" drug with variations in active ingredient, dosage form, route of administration and strength (but not in conditions of use), unless, among other reasons, (i) clinical investigations must be conducted to demonstrate the safety and effectiveness of the drug, (ii) an ANDA would provide inadequate information to permit the approval of the variation or (iii) significant labelling changes would be necessary to address new safety or effectiveness concerns raised by changes in the product.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information of a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of the preclinical tests are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND and places it on clinical hold, the IND will become effective 30 days following its receipt by the FDA and initial clinical studies may begin, although companies often receive FDA comments before beginning such studies. There can be no assurance that submission of an IND to the FDA will result in the IND becoming effective so that clinical trials may commence. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Products in Development; Technological Uncertainty."

     Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with applicable FDA regulations under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

     Clinical trials are typically conducted in sequential phases, although the phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects (10 to 50 persons) and is tested for safety (adverse effects), dosimetry, tolerance, metabolism, distribution, excretion and pharmacokinetics (clinical pharmacology). Phase II involves studies in a limited patient population (approximately 10 to 70 persons) to (i) evaluate the effectiveness of the investigational new drug for specific indications, (ii) determine dose response and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to have an effect at an optimal dose and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further test for safety, further evaluate clinical effectiveness and to obtain additional information for labeling within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the FDA may at any time impose a clinical hold on ongoing clinical trials, or the IRB or the Company may suspend clinical trials at any time if it is felt that the participants are being exposed to an unanticipated or unacceptable health risk. If the FDA imposes a clinical hold, clinical trials may not recommence without prior FDA authorization and then only under the terms authorized by the FDA.

     The results of the pharmaceutical development, preclinical studies and clinical studies, the chemistry and manufacturing data, and the proposed labeling, among other things, are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the product. The FDA may refuse to accept the NDA for filing if administrative and NDA content criteria are not satisfied, and even after accepting the NDA for review, the FDA may require additional testing or information before approving the NDA. The FDA must deny an NDA if applicable regulatory requirements are not ultimately satisfied. Moreover, if regulatory approval of a product is granted, such approval may be conditioned on post-marketing testing and surveillance to monitor the safety of the product or may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be suspended or withdrawn if, among other reasons, compliance with regulatory is not maintained, new information raises safety or effectiveness questions or problems occur following initial marketing.

     The Waxman-Hatch Act permits the use of an abbreviated FDA approval procedure by authorizing the filing of an ANDA for any drug product that has the same active ingredient as a drug that was approved by the FDA as safe and effective, subject to certain exclusions (such as drugs that are still protected by patent or market exclusivity). Approval of a pharmaceutical product through an ANDA does not require the conduct of preclinical tests on pharmacology or toxicology or Phase I, II or III clinical trials to prove the safety and effectiveness of such product, but instead is based upon a showing of bioequivalence with the "pioneer" drug and adequate manufacturing. Therefore, compared to an NDA, the filing of an ANDA may result in reduced research and development costs associated with bringing a product to market.

     An ANDA can be filed in cases where there is an existing patent on an approved "pioneer" drug. The applicant is obligated to notify the patent holder of the filing of the ANDA, which then starts a 45-day period during which the patent holder can file a patent infringement suit against the applicant if the patent holder believes that its patent would be infringed by the applicant's product. If patent litigation is brought against the applicant, the FDA will still review the ANDA, however, any FDA approval of the ANDA can not become effective until the earlier of (i) a determination that the existing patent is invalid, unenforceable or not infringed, (ii) such litigation has been dismissed or (iii) 30 months after the ANDA filing.

     The Waxman-Hatch Act also provides for a period of statutory protection for new drugs which receive NDA (but not ANDA) approval from the FDA. If a new drug receives NDA approval, and the FDA has not previously approved any other new drug containing the same active ingredient, then the Waxman-Hatch Act does not permit an ANDA to be submitted by another company for a generic version of such drug for a period of five years (or four years if an ANDA applicant certifies invalidity or non-infringement of the patent covering such drug) from the date of approval of the NDA. Similarly, if NDA approval is received for a new drug containing an active ingredient that was previously approved by the FDA, and if such NDA approval was dependent upon the submission to the FDA of new clinical investigations (other than bioavailability studies) by the applicant, then the Waxman-Hatch Act prohibits the FDA from making effective the approval of an ANDA for a generic version of such drug by another company for a period of three years from the date of such NDA approval. The statutory protection provided pursuant to the Waxman-Hatch Act will not prevent the filing or approval of an NDA (as opposed to an ANDA) for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use as a drug protected under the act.

However, in order to obtain an NDA, a competitor would have had to have conducted its own clinical trials. As the Company's products and product candidates are based upon approved compounds for which the FDA has previously granted NDA approval, the Company expects that any of its products which qualify for statutory protection under the Waxman-Hatch Act will be afforded only a three year period of protection.

     The Company has completed clinical trials and submitted NDAs with respect to two of its product candidates. No assurance can be given that the Company's clinical trials with respect to any of its product candidates will be completed on a timely basis, if at all, that the clinical trials will demonstrate safety or effectiveness, that the clinical results will be accepted for consideration by the FDA, that the FDA will find the data submitted adequate or that an NDA or ANDA will be ultimately approved. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Unproven Safety and Effectiveness of Potential Products; Uncertainties Related to Clinical Trials."

     As part of the drug approval process, the FDA must inspect and find that the Company's or its supplier's drug manufacturing facilities comply with GMP before an NDA or an ANDA can be approved by the FDA for marketing in the United States. The FDA will review the manufacturing procedures and inspect the manufacturer's facilities and equipment for compliance with GMP and other requirements. After an NDA is approved, any material change in the manufacturing process, equipment or location would necessitate additional data, then FDA review and approval before marketing.

     Certain of the Company's products, such as guaifenisen cough syrup, fall within the FDA's OTC Monograph system, rather than the IND/NDA system, and may be marketed without the Company first obtaining FDA approval of an NDA or ANDA, provided such product complies with the specifications set forth in the OTC Monograph for the applicable product category. OTC drugs must also be manufactured in compliance with GMP, but premarket approval is not required.

     In addition, once a product is approved, any changes in manufacturing that have substantial potential to adversely affect the safety or effectiveness of the product, for example, certain changes in the formulation of a drug, will require supplemental approval by the FDA, as may changes in labeling or promotion.

     Even after approval, all marketed products and their manufacturers are subject to continual government review. Subsequent discovery of previously unrecognized problems or failure to comply with applicable regulatory requirements could result in, among other things, restrictions on manufacturing or marketing of the product, product recall or withdrawal, fines, seizure of product, or civil or criminal prosecution, as well as withdrawal or suspension of regulatory approvals.

     Foreign Regulatory Approval

     Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements.

     Under the FDA Export Reform and Enhancement Act of 1996, pharmaceutical products generally may be freely exported from the United States before the FDA has approved the product for marketing in the United States for use in investigation in 24 listed countries and for marketing in any country after at least one of the 24 listed countries has approved the product for marketing.

EMPLOYEES

     As of December 31, 1997, Ascent had 83 full-time employees. Fourteen of these employees are engaged in product development and quality control, including medical and regulatory affairs, 53 are employed in sales and marketing and 16 are employed in finance, business development and general and administrative activities. Many of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good.

ITEM 2.       PROPERTIES

Ascent leases approximately 14,300 square feet of office space in Wilmington, Massachusetts. The lease has an initial term expiring January 31, 2002. The Company has an option to renew the lease for an additional five-year period.

ITEM 3.       LEGAL PROCEEDINGS

    Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

    The following table sets forth certain information regarding the executive officers and certain significant employees of the Company as of March 1, 1998.

                 NAME                                           AGE                      POSITION
                 ----                                           ---                      --------
Executive Officers
Emmett Clemente, Ph.D.......................................      59     Chairman of the Board
Alan R. Fox.................................................      53     President, Chief Executive Officer and
                                                                         Director
John G. Bernardi............................................      42     Vice President, Finance and Treasurer
Gregory A. Vannatter........................................      45     Vice President, Marketing

Significant Employees
Mumtaz Ahmed, M.D., Ph.D....................................      61     Vice President, Medical Affairs
Aloysius O. Anaebonam, Ph.D.................................      42     Vice President, Product Development and
                                                                         Quality Control
William E. Brochu, Ph.D.....................................      52     Vice President, Regulatory Affairs
Albert R. Collinson, Ph.D...................................      39     Vice President, Business Development
Timothy K. Moffitt..........................................      32     Vice President, Sales
Bobby R. Owen...............................................      49     Vice President, Manufacturing
Diane Worrick...............................................      45     Director of Human Resources


         Emmett Clemente, Ph.D., founded the Company in 1989 and has served as a director since 1989 and as Chairman of the Board since May 1996. From 1989 to May 1996, Dr. Clemente also served as the Company's Chief Executive Officer. Dr. Clemente served as the Director of Pharmaceutical Research for Fisons Corporation, U.S., a pharmaceutical company ("Fisons"), from 1980 to 1989, and as the Director of New Product Development and Acquisitions of Fisons from 1972 to 1980. From 1970 to 1972, Dr. Clemente served as Chief Scientist in the Consumer Products Division of Warner-Lambert Company, a pharmaceutical company. From 1967 to 1970, Dr. Clemente served as Senior Scientist of Richardson-Merrell Company, a pharmaceutical company. Dr. Clemente received a B.S. in biology, an M.S. in physiology and a Ph.D. in pharmacology from St. John's University.

         Alan R. Fox, joined the Company as President, Chief Executive Officer and a director in May 1996. Mr. Fox served as President of Mead Johnson Europe, an infant formula and nutritional company, from 1991 to May 1996. From 1981 to 1991, Mr. Fox was President and General Manager of Mead Johnson Canada, an infant formula and nutritional company. From 1968 to 1981, Mr. Fox served in various positions, including as a Manager of Marketing and Sales for the Bristol Laboratories Division ("Bristol Laboratories") of Bristol-Myers Squibb, Inc., ("Bristol-Myers Squibb") a pharmaceutical company. Mr. Fox received a B.S. in economics and an M.B.A. from the Wharton School, University of Pennsylvania.

         John G. Bernardi, Vice President, Finance, joined the Company in June 1996. Mr. Bernardi acted as an independent financial consultant from 1995 to June 1996. From 1990 to 1995, Mr. Bernardi served as the Vice President of Administration and Finance for Vision-Science, Inc., a medical device company. Mr. Bernardi received a B.S. in accounting from Bentley College and an M.B.A. from New Hampshire College.

         Gregory A. Vannatter, Vice President, Marketing, joined the Company in October 1996. Mr. Vannatter served in various positions with Mead Johnson Nutritionals Division of Bristol-Myers Squibb from 1988 to October 1996, including most recently Director of Pediatric Global Marketing from 1995 to September 1996 and Director of Infant Formula Marketing from 1991 to 1995. From 1986 to 1988, Mr. Vannatter served as Product Manager for Bristol Laboratories. From 1975 to 1986, Mr. Vannatter served in various sales and marketing positions with Pfizer Pharmaceuticals, a pharmaceutical company. Mr. Vannatter received a B.S. in marketing from Ball State University and an M.B.A. from Indiana University.

         Mumtaz Ahmed, M.D., Ph.D., Vice President, Medical Affairs, joined the Company in 1993. Dr. Ahmed served as Executive Director/Distinguished Research and Development Physician at Ciba-Geigy Corporation, a pharmaceutical company ("Ciba-Geigy"), from 1982 to 1993. Dr. Ahmed received a B.S. in biology and chemistry and an M.S. in Microbiology from University of Karachi, Pakistan, an M.D. from UACJ School of Medicine, Juarez, Mexico, and a Ph.D. in microbiology from Indiana University School of Medicine.

         Aloysius O. Anaebonam, Ph.D., Vice President, Product Development and Quality Control, joined the Company in 1991. Dr. Anaebonam served as a Section Head in the Analytical/Stability Group for Fisons from 1986 to 1991. Dr. Anaebonam received a B.Pharm. from the University of Nigeria and an M.S. and a Ph.D. in industrial pharmacy from the Massachusetts College of Pharmacy.

         William E. Brochu, PhD., Vice President, Regulatory Affairs, joined the Company in 1997. Dr. Brochu served as Director, Regulatory Affairs at Copley Pharmaceutical, Inc., a pharmaceutical company, from 1995 to 1997. From 1985 to 1995 Dr. Brochu served in various regulatory and technical positions at Proctor & Gamble Co., a personal and household products company, including Section Head, Regulatory Affairs from 1991 to 1995. From 1978 to 1985 Dr. Brochu served as Section Chief, New Product Development at Norwich-Eaton Pharmaceuticals which was acquired by Proctor & Gamble in 1985. From 1974 to 1978 Dr. Brochu served as Section Manager, Pharmaceutical Development at Travenol Laboratories, Inc., a pharmaceutical company. Dr. Brochu received his B.S. and M.S. in pharmaceutical sciences from the Massachusetts College of Pharmacy and his Ph.D. in industrial and physical pharmacy from Purdue University.

         Albert R. Collinson, Ph.D., Vice President, Business Development, joined the Company in November 1996. Dr. Collinson served as Head of Scientific Development, Office of Technology, of Berlex Laboratories, a pharmaceutical company, from 1995 to November 1996. From 1993 to 1995, Dr. Collinson served as Director of Business Development of Apoptosis Technology, Inc., biotechnology company. From 1992 to 1993, Dr. Collinson served as Director, Business Development and from 1988 to 1992 as Group Leader, Biochemistry, at ImmunoGen, Inc., a biotechnology company. Dr. Collinson received a B.S. in biology and chemistry from the University of Rhode Island and a Ph.D. in biochemistry from Brandeis University.

         Timothy K. Moffitt, Vice President, Sales, joined the Company in 1997. Mr. Moffitt served in various sales positions with G.D. Searle & Co, a pharmaceutical company, from 1987 to 1997, including most recently Director, Strategic Operations from 1996 to 1997, National Sales Director, LTC/Hospital Markets from 1994 to 1996, National Director, Managed Care from 1993 to 1994, and Regional Manager from 1991 to 1993. Mr. Moffitt received a B.S. in biology/chemistry from Bradley University.

         Bobby R. Owen, Vice President, Manufacturing, joined the Company in 1997. Mr. Owen served as Corporate Director of Manufacturing at AutoImmune, Inc., a biotechnology company, from 1995 to 1997. From 1994 to 1995 Mr. Owen served as Vice President of Technical Operations at Telor Ophthalmic Pharmaceuticals, Inc., a pharmaceutical company. From 1989 to 1993 Mr. Owen served as Vice President of Operations at PCM Corporation/Paco Pharmaceutical Services, Inc, a pharmaceutical company. From 1971 to 1979 Mr. Owen served in various manufacturing and developments positions with Baxter Health Care. Mr. Owen received his B.S. in chemistry from the University of Alabama.

         Diane Worrick, Director of Human Resources, joined the Company in 1990. Ms. Worrick served in various human resources positions at Fisons from 1976 to 1989, last serving as Personnel Manager. Ms. Worrick received a B.B.A. from Northeastern University.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Since May 30, 1997, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "ASCT". Prior to May 30, 1997, there was no established public trading market for the Company's Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for the periods indicated below as reported on the Nasdaq National Market.

                    PERIOD                                          HIGH                  LOW
1997
----
Second Quarter (from May 30, 1997)                                 $10.250              $8.500
Third Quarter                                                      $10.250              $6.125
Fourth Quarter                                                     $ 9.875              $4.000

         The reported closing price of the Common Stock on the Nasdaq National Market on March 13, 1998 was $4.375. There were approximately 150 stockholders of record at March 13, 1998.

         The Company has never declared or paid cash dividends on its Common Stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company is currently prohibited from paying cash dividends under the terms of the convertible subordinated secured notes (the "Triumph Notes") issued in the original aggregate principal amount of $7,000,000 in 1997 to Triumph-Connecticut Limited Partnership and certain other persons. See "Certain Relationships and Related Transactions" in the Definitive Proxy Statement (as defined below).

         During the three-month period ended December 31, 1997, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

(b)      USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         In connection with the initial public offering (the "Offering") of shares of Common Stock of the Company, the Company's Registration Statement on Form S-1, Commission File No. 333-23319 (the "Registration Statement"), was declared effective by the Securities and Exchange Commission on May 29, 1997. In the Offering, the Company issued and sold an aggregate of 2,240,000 shares of Common Stock, with an aggregate offering price of $20,160,000, and paid an aggregate of $2,630,661 in total expenses, which consisted of $1,411,110 in underwriting discounts and commissions, $3,492 in expenses paid to or for the underwriters and an aggregate of $1,216,059 in accounting, legal, printing and other expenses. None of these expenses was paid, directly or indirectly, to directors, officers, general partners of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company or affiliates of the Company. The net offering proceeds to the Company, after deducting total expenses of the offering, was $17,529,339.

         From May 29, 1997 through December 31, 1997, the Company used the net Offering proceeds in the following manner:


-------------------------------------------------------------------------------------------------------------
                                        Direct or indirect payments to          Direct or indirect payments to
                                        directors, officers, general            others
                                        partners of the Company or
                                        their associates; to persons
                                        owning ten percent or more of
                                        any class of equity securities of
                                        the Company; and to affiliates
                                        of the Company
-------------------------------------------------------------------------------------------------------------
Construction of plant, building                  $           0                           $           0
and facilities
-------------------------------------------------------------------------------------------------------------
Purchase and installation of                                 0                                 527,992
machinery and equipment
-------------------------------------------------------------------------------------------------------------
Purchases of real estate                                     0                                       0
-------------------------------------------------------------------------------------------------------------
Acquisition of other                                         0                               5,971,000
business(es)
-------------------------------------------------------------------------------------------------------------
Repayment of Indebtedness                              893,250                                 156,750
-------------------------------------------------------------------------------------------------------------
Working capital                                              0                               4,241,856
-------------------------------------------------------------------------------------------------------------
Temporary investment (specify)                               0                                       0
-------------------------------------------------------------------------------------------------------------
Other purposes (specify)                                     0                                       0
-------------------------------------------------------------------------------------------------------------

         In December 1997, the Company paid an aggregate of $1,050,000 (representing the first of eight equal quarterly payments of principal under the Triumph Notes and interest on the outstanding principal amount of the Triumph Notes as of such date) to the holders of the Triumph Notes, including a director of the Company and an affiliated entity. See "Certain Relationships and Related Transactions" in the Definitive Proxy Statement. In all other respects, the Company's use of the net Offering proceeds in the period from October 1, 1997 through December 31, 1997 does not represent a material change in the use of proceeds described in the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA



                             Selected Financial Data
                       (In thousands, except per share data)

                                                                Year Ended December 31,
                                             -------------------------------------------------------------
                                                 1997         1996          1995         1994        1993
                                                 ----         ----          ----         ----        ----
Product revenue, net.....................     $  2,073     $    --       $    --      $    --     $    --
Licensing Revenue .......................           --          --           304           --          --
Gross margin.............................        1,122          --           304           --          --
Loss from operations.....................      (11,854)      (6,566)      (4,214)      (3,692)     (1,944)
Net loss.................................      (12,498)      (6,487)      (4,101)      (3,545)     (1,821)
Net loss to common stockholders..........      (12,745)      (6,625)      (4,163)      (3,545)     (1,821)
Net loss per common share(1)
  Basic and diluted......................     $  (3.08)     $(33.44)     $(21.05)     $(17.93)    $ (9.22)


                                                                December 31,
                                             ------------------------------------------------
                                             1997       1996       1995       1994       1993
                                             ----       ----       ----       ----       ----
Cash, cash equivalents and current
  marketable securities ................     $14,229   $ 2,086    $ 2,538    $ 2,171    $ 5,691
Working capital.........................       4,242       525      2,231      1,966      5,557
Total assets(2).........................      28,433     2,628      2,750      2,466      5,866
Long term subordinated secured notes,
  net of current portion................       1,252       --         --         --         --
Redeemable Convertible Preferred Stock,
  Series D, Series E and Series F(3)....          --    17,832     12,557      8,157      8,157
Total equity...............                   15,515   (16,778)   (10,158)    (5,995)    (2,451)

No dividends have been declared by the Company.

(1) On May 27, 1997, the Company affected a 0.85-for-one reverse split of its common stock and increased the number of authorized shares of common stock to 60,000,000. Accordingly, all share and per share amounts have been adjusted to reflect the reverse stock split as though it had occurred at the beginning of the initial period presented.

(2) In July 1997, the Company acquired the Feverall acetaminophen suppository product line and certain related assets for a purchase price of $11.9 million. A significant portion of the purchase price was allocated towards "Feverall" trademark, manufacturing agreement and goodwill.

(3) All outstanding preferred stock was converted to common stock at the initial public offering in May 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a drug development and marketing company focused exclusively on the pediatric market. The Company commenced operations in March 1989 and prior to July 1997 was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. The Company closed its acquisition of the Feverall product line and related assets on July 10, 1997 and introduced its first product, Feverall acetaminophen suppositories during the quarter ended September 30, 1997. The Company introduced its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997.

         The Company has incurred net losses since its inception and expects to incur additional operating losses at least through 1998 as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. The Company expects cumulative losses to increase over this period. The Company has incurred a deficit from inception through December 31, 1997 of $32,378,000.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 VS. FISCAL YEAR 1996

         Revenue: The Company had product revenue of $2,073,000 for the year ended December 31, 1997 compared with no revenue in the comparable prior year. The revenue was primarily the result of the acquisition and subsequent marketing of the Company's first product, Feverall acetaminophen suppositories, and to a lesser extent the introduction of Pediamist nasal saline spray to the market.

         Cost of Sales: Cost of sales was $952,000 for the year ended
December 31, 1997. The cost of sales was attributable to the manufacturing cost associated with the Feverall and Pediamist products and the write-off of $205,000 of Just For Kids Vitamin Drops inventory as a result of a formulation change initiated by the Company.

         Selling, General and Administrative Expenses: The Company incurred selling, general and administrative expenses for the year ended December 31, 1997 of $8,538,000, an increase of $5,733,000 over the prior year.

         Selling and marketing expenses were $5,739,000 for the year ended December 31, 1997, an increase of $4,674,000 over the prior year. This increase was primarily the result of (i) increased personnel expenses as the Company assembled sales and marketing personnel for the anticipated introduction of its products in the second half of 1997 and (ii) increases in advertising and promotional activities in anticipation of such product introductions.

         General and administrative expenses were $2,799,000 for the year ended December 31, 1997, an increase of $1,059,000 over the prior year. This increase was primarily a result of additional staffing expenses resulting from the Company's increased infrastructure relating to the anticipated product introductions and amortization expenses of intangible assets related to the Feverall acquisition.

         Research and Development: The Company incurred research and development expenses for the year ended December 31, 1997 of $4,438,000, an increase of $677,000 over the prior year. The increase primarily reflected increased third party pilot manufacturing and development expenditures relating to the Company's twice a day liquid controlled release bronchodilator, Pediavent, and increased expenditures for the development of the Company's Just for Kids Vitamin Drops.

         Interest: The Company had interest income of $693,000 for the year ended December 31, 1997, an increase of $614,000 over the comparable prior year. The increase was primarily attributable to increases in funds available for investment by the Company resulting from the Company's initial public offering of Common Stock, the sale of Series F Convertible Preferred Stock and the issuance of subordinated secured notes. The Company had interest expense of $1,359,000 for the year ended December 31, 1997, which reflected the accretion of the subordinated secured notes and related cash interest payments.

FISCAL YEAR 1996 VS. FISCAL YEAR 1995

         Revenues: The Company had licensing revenue of $304,000 in 1995, which was comprised of a $202,000 one-time technology transfer fee and $102,000 for non-recurring product development activities pursuant to a license agreement.

         Selling, General and Administrative Expenses: The Company incurred selling, general and administrative expenses of $2,805,000 and $1,532,000 in 1996 and 1995, respectively. The increase in 1996 was primarily due to the initiation by the Company of a program to familiarize pediatricians with the Ascent name, development of a marketing program and increased expenditures to recruit and hire personnel.

         Research and Development: The Company incurred research and development expenses of $3,761,000 and $2,986,000 in 1996 and 1995, respectively. The increase was due to increased costs associated with the Company's clinical trials of Feverall controlled-release beads, costs of producing Orapred syrup for stability testing and payments to the Company's supplier in connection with the development of Pediavent.

         Interest: The Company had interest income of $79,000 and $113,000 in 1996 and 1995, respectively. The change was primarily due to attributable to changes in the funds available for investment by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and, in 1997, an initial public offering of shares of Common Stock. As of December 31, 1997, the Company had raised approximately $27,123,000 (net of issuance costs) from the sales of preferred stock, approximately $6,404,000 (net of issuance costs) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of Common Stock. In addition, in the second half of 1997, the Company began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray.

         In January 1997, the Company issued $2,000,000 of subordinated secured notes, resulting in net proceeds to the Company of $1,790,000, which was recorded as a liability of $1,163,000 with $837,000 to be accredited as interest expense over the term of the notes. In May 1997, the Company issued an additional $5,000,000 of subordinated secured notes, resulting in net proceeds to the Company of $4,614,000, which was recorded as a liability of $3,331,000 with $1,669,000 to be accredited as interest expense over the term of the notes. The notes amortize in eight equal quarterly principal installments and require quarterly interest payments on the unpaid balance. The notes mature on September 2, 1999. The notes are collateralized by a lien on all of the Company's assets, prohibit the payment of dividends by the Company and, subject to certain exceptions (including for up to $6,000,000 of senior secured bank financing), prohibit the incurrence of additional indebtedness.

         On February 3, 1997, February 19, 1997 and February 28, 1997, the Company raised an aggregate of $6,922,000 of net proceeds from private sales of shares of Series F Convertible Preferred Stock.

         On June 4, 1997, the Company completed its initial public offering of 2,000,000 shares of Common Stock, raising approximately $15,500,000 of net proceeds. In addition, on June 26, 1997, the underwriters exercised an overallotment option and purchased an additional 240,000 shares of Common Stock, resulting in additional net proceeds to the Company of approximately $2,000,000.

         On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith. The purchase price was $11,905,000, including related costs of $184,000. The Company paid $6,405,000 of such amount in cash (including a $250,000 deposit that the Company previously paid to Upsher-Smith) and issued a promissory note for the balance. The Company paid this note in February 1998. The Company has allocated a significant portion of these payments towards trademarks, manufacturing agreements and goodwill, which will be amortized over 15 to 20 years on a straight-line basis.

         On December 2, 1997, the Company made the first quarterly payment of principal and interest, $875,000 and $175,000 respectively, that was due on the subordinated secured notes.

         Through December 31, 1997, the Company applied the proceeds from the sales of preferred stock, subordinated notes, its initial public offering and product and other revenues to fund the accumulated deficit of $32,378,000 and net investment of $1,148,000 in property and equipment. As of December 31, 1997, the Company had cash, cash equivalents and current marketable securities of $14,229,000.

         The Company expended $805,000, $60,000 and $18,000 to purchase fixed assets, primarily equipment and furniture, in 1997, 1996 and 1995, respectively. The Company expects that its capital expenditures in 1998 will be approximately $100,000, primarily for computer hardware and software. In addition, the Company has entered into several agreements with unaffiliated entities for the performance of research and clinical trial studies. These commitments are ongoing, and the Company expects to spend approximately $453,000 toward these commitments in 1998. Factors affecting cash flow from operating activities in 1997 included increases in inventory of $379,000 and in accounts receivable of $816,000.

         The Company's future capital requirements will depend on many factors, including continued progress in its product development programs, the magnitude of these programs, the results of preclinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the costs and success of commercialization activities and arrangements, particularly the level of product sales. The Company's business strategy requires a significant commitment of funds to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

         The Company has no committed external sources of capital. Based on its 1998 operating plan, the Company anticipates that it will require approximately $8,000,000 of additional funds from external sources no later than the beginning of the third quarter of 1998 to meet its capital requirements and continue its operations for the balance of the third quarter and the remainder of 1998. The Company is currently in negotiations with a number of potential sources of financing to obtain additional funding. No assurance can be given that such financing will be available, or, if available, that it will be available on acceptable terms.

         If adequate funds are not available, the Company may be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products which the Company would otherwise pursue on its own or significantly scale back or terminate operations.

         In the Report of Independent Accountants set forth in Appendix A to this Annual Report on Form 10-K, Coopers & Lybrand L.L.P., the Company's independent public accountants, states that there is substantial doubt about the Company's ability to continue as a going concern.

         The Company is aware of the issues that many computer systems will face as the millenium ("Year 2000") approaches. The Company does not expect the cost of the effort to install Year 2000 compliant software to be material. In addition, the Company believes that the Year 2000 issue will not pose significant operational problems. However, Year 2000 issues could have a significant impact on the Company's business, financial condition and results of operations if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or if the systems operated by suppliers, collaborative partners or licensees are not Year 2000 compliant.


Recent Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in the comprehensive income to be shown in a financial statement be displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1998. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1998. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-K contains forward-looking statements. for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below.

CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

          The Company has no committed external sources of capital. Based on its 1998 operating plan, the Company anticipates that it will require approximately $8,000,000 of additional funds from external sources no later than the beginning of the third quarter of 1998 to meet its capital requirements and continue its operations for the balance of the third quarter and the remainder of 1998. The Company is currently in negotiations with a number of potential sources of financing to obtain additional funding. No assurance can be given that such financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of the financing may adversely affect the holdings or the rights of the then existing stockholders.

         If adequate funds are not available, the Company may be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products which the Company would otherwise pursue on its own or significantly scale back or terminate operations.

         The Company's future capital requirements will depend on many factors, including continued progress in its product development programs, the magnitude of these programs, the results of preclinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the costs and success of commercialization activities and arrangements, particularly the level of product sales. The Company's business strategy requires a significant commitment of funds to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

EARLY STAGE OF DEVELOPMENT; HISTORY OF OPERATING LOSSES AND CUMULATIVE DEFICIT

         Ascent has incurred net operating losses since its inception. At December 31, 1997, the Company's cumulative deficit was approximately $32,378,000. Such losses have resulted primarily from costs incurred in the Company's product development programs, general and administrative costs associated with the Company's product development and costs associated with raising equity capital and the establishment of the Company's sales force. The Company first began to market products in the second half of 1997 and most of its products are still in development.

         The Company expects to incur additional operating losses over at least the next two years, as it continues its product development programs and incurs the costs of maintaining its marketing and sales capabilities, and expects cumulative losses to increase. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability is dependent in part upon obtaining regulatory approval for new products, commercial acceptance of products that are introduced to the market after required approvals have been obtained, the successful development and commercialization of its products and sales of such products and margins on such sales. There can be no assurance that the Company will obtain required regulatory approvals, successfully develop, commercialize, manufacture and market its products or ever achieve sales or profitability.

UNCERTAINTY RELATED TO APPROVAL OF PRIMSOL TRIMETHOPRIM SOLUTION

         In 1996, the Company filed two NDA's covering 25mg and 50mg strengths of Primsol trimethoprim solution for the treatment of acute otitis media ("AOM"), or middle ear infection, for children age six months to 12 years. In June 1997, the FDA approved the Company's NDA for its 25mg strength of Primsol solution. The Company's NDA for its 50mg strength of Primsol solution is still pending. In February 1998, the Company received a letter from the FDA citing certain deficiencies in the Company's NDA for the 50mg strength. There can be no assurance as to when or if the Company will receive approval of such NDA.

         Ascent plans to introduce the 50mg improved formulation as the Primsol solution product that it brings to market. If the FDA were not to grant marketing approval of the 50mg strength of Primsol solution for this indication, or if there were significant delays in such approval, the business, financial condition and operating results of the Company would be adversely affected, possibly materially. See "Item 1. Business -- Products and Products Under Development -- Primsol Trimethoprim Solution."

PRODUCTS IN DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

         Ascent has introduced only one internally-developed product, Pediamist nasal saline spray, into the market. Although the Company has completed development of certain other products and has filed with the FDA applications for marketing approval, many of the Company's product candidates are in development and require additional formulation, preclinical studies, clinical trials and regulatory approval prior to any commercial sales. With respect to certain product candidates, the Company must successfully address a number of technological challenges to complete its development efforts. In addition, there can be no assurance that the Company will be permitted to undertake and complete human clinical trials of certain of the Company's potential products, either in the United States or elsewhere, or, if permitted, that such products will be demonstrated to be safe and efficacious. The administration of any product the Company develops may produce undesirable side effects that could result in the interruption, delay or suspension of clinical trials. In addition, there can be no assurance that any of the Company's product candidates will obtain the approval of the FDA or other regulatory approvals or that any approved product will be capable of being produced in commercial quantities at reasonable cost and successfully marketed.

LIMITED SALES AND MARKETING EXPERIENCE

         The Company markets and sells its products in the United States through its own dedicated marketing staff and sales force. The Company only recruited its marketing staff and sales force in the second half of 1997 and has limited experience in marketing and sales. The Company believes that its success will depend in significant part upon its ability to maintain a dedicated marketing staff and sales force capable of promoting its products. However, there can be no assurance that the Company will be able to maintain the marketing staff and sales force that it has recruited, that the cost of establishing and maintaining this marketing staff and sales force will be justifiable in light of product revenues or that the Company's marketing and sales efforts will be successful. Should the Company fail in its marketing and sales efforts, its business, financial condition and operating results would be materially adversely affected. See "Item 1. Business -- Sales and Marketing."

UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCTS

         Although many of the Company's product candidates are reformulations of compounds marketed by other manufacturers, there can be no assurance that these products or other current or future products of the Company will achieve market acceptance. The commercial success of the Company's products and products under development, when and if any required approval for marketing by the FDA or any other regulatory agency is obtained, will depend, in significant part, on such products' efficacy, side effect profile, taste, dosing frequency, method of administration, patent and other proprietary position, brand name recognition and price. Another important factor will be the timing of market introduction of the Company's or competitive products. Earlier entrants in the market often obtain and maintain significant market share relative to later entrants.

         The commercial success of the Company's products also will depend in significant part upon their acceptance by pediatricians, pediatric nurses and third party payors (particularly managed care providers). Acceptance of the Company's products by pediatricians, pediatric nurses and third party payors will in turn be dependent upon the success of the Company's marketing and sales activities. There can be no assurance that pediatricians, pediatric nurses and third party payors will accept the Company's products on a timely basis or at all. In addition, in order to stimulate demand for its products, the Company may be required to, among other things, offer substantial price discounts. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

COMPETITION

         Competition in the pediatric pharmaceutical market is intense. Several large pharmaceutical companies with significant research, development, marketing and manufacturing operations market pediatric products in addition to products for the adult market. These competitors include Glaxo Wellcome Inc., Eli Lilly and Company, the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson Inc., Pfizer Inc., the Ross Products Division of Abbott Laboratories Inc., Schering-Plough Corporation and the Wyeth-Lederle Vaccines and Pediatrics Division of American Home Products, Inc.

         Many of the companies against which Ascent competes have substantially greater name recognition and greater financial, technical and human resources than Ascent. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company. Furthermore, Ascent competes against these larger companies with respect to manufacturing efficiency and marketing capabilities, areas in which Ascent has limited or no experience. These competitors may introduce competitive pricing pressures that may adversely affect Ascent's sales levels and margins. Moreover, many of these competitors offer well established, broad product lines and services not offered by the Company. Many of the products and services offered by these competitors have well known brand names that have been promoted over many years.

         The Company expects to market many of its product candidates as alternative treatments for pediatric indications for which products with the same active ingredient are well entrenched in the market. For example, the Company intends to market Primsol, a trimethoprim antibiotic, for the treatment of AOM, an indication for which pediatricians often prescribe the well-known combination therapies Bactrim and Septra, which also contain trimethoprim. Similarly, Feverall controlled-release beads will compete against Tylenol liquid for children. The Company's product candidates also will face competition from other products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. For example, Primsol solution will compete against other antibiotics, including amoxicillin. Moreover, many of the Company's potential products that are reformulations of existing drugs of other manufacturers may have limited patent or other competitive protection. There can be no assurance that pediatricians, pediatric nurses and third party payors will prefer the Company's products to existing products. See "Item 1. Business -- Competition."

         The Company plans to apply for three year protection for certain products under the Waxman-Hatch Act from the approval of a potential competitor's ANDA which is based on the Company's clinical trial results. There can be no assurance that any of the Company's products will qualify for protection under the Waxman-Hatch Act or, if any product does so qualify, that the statutory protection will enhance the competitive position of such product. See "Item 1. Business -- Government Regulation."

UNCERTAINTY OF IDENTIFICATION OR ACQUISITION OF NEW PRODUCT CANDIDATES AND NEW TECHNOLOGIES

         The success of the Company depends in part upon its ability to identify and develop or obtain rights to pharmaceuticals suitable for pediatric use. There can be no assurance that the Company will be successful in identifying and developing pharmaceuticals suitable for pediatric use or in acquiring such rights. The Company's success also depends upon its ability to apply its drug delivery and reformulation technologies to produce proprietary products. There can be no assurance that the Company will be able to develop additional technologies or obtain rights from third parties to additional technologies on reasonable terms, or at all.

UNPROVEN SAFETY AND EFFICACY OF PRODUCTS; UNCERTAINTIES RELATED TO CLINICAL
TRIALS

         In order to obtain regulatory approval for the commercial sale of many of its products, the Company is conducting or plans to conduct clinical trials to demonstrate that such products are safe and effective. There can be no assurance that any of these clinical trials will be successfully completed within any specified time period, if at all. The results from early clinical trials may not be predictive of results that will be obtained in large-scale clinical trials, and there can be no assurance that the Company's clinical trials will demonstrate the safety and effectiveness of any products or will result in marketable products.

         The rate of completion of the Company's clinical trials is dependent upon, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Historically, recruiting children to participate in clinical trials has been difficult, as parents are reluctant to permit their children to take experimental medications. Delays in planned patient enrollment may result in increased costs, program delays, or both, which could have a material adverse effect on the Company.

         The Company has contracted with clinical research organizations for the conduct of all of its clinical trials and expects to continue to do so for the foreseeable future. There can be no assurance that such entities will conduct the clinical trials successfully. The Company relies on scientific, technical and clinical data supplied by its academic and industry collaborators and licensors in the design, development and evaluation of product candidates. There can be no assurance that there are no errors or omissions in such data that would materially adversely affect the development of these products.

NO ASSURANCE OF REGULATORY APPROVAL; EXTENSIVE GOVERNMENT REGULATION

         The production and the marketing of the Company's products and the Company's ongoing product development activities are and will be subject to extensive regulation by numerous federal, state and local governmental authorities in the United States and abroad. The Company has had only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Preclinical testing of the Company's product candidates is subject to Good Laboratory Practice ("GLP") requirements and the manufacture of products is subject to Good Manufacturing Practice ("GMP") requirements prescribed by the FDA.

         Many of the products that the Company is developing are subject to the NDA regulatory process. This process generally includes preclinical studies, clinical trials and ongoing post-approval testing of each compound to establish or monitor its safety and effectiveness for the intended indications, typically takes many years and requires the expenditure of substantial resources. The Company has limited experience in filing or pursuing applications necessary to gain regulatory approval. There can be no assurance that, even after the performance of clinical studies and the expenditure of resources, regulatory approval will be obtained for any products developed by the Company on a timely basis, if at all. The Company's analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities which could delay, limit or prevent FDA regulatory approval. The Company or the FDA may suspend clinical trials at any time if the participants in such trials are being exposed to unanticipated or unacceptable health risks. Moreover, if regulatory approval to market a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.
See "Item 1.  Business -- Government Regulation."

         Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's product candidates. In addition, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. There can be no assurance that additional statutes or regulations applicable to the Company's business will not be adopted, impose substantial additional costs upon or otherwise adversely affect the Company's operations.

         The Company is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of its products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval set forth above. There can be no assurance that foreign regulatory approvals will be obtained on a timely basis, if at all.

DEPENDENCE ON THIRD PARTY MANUFACTURING; RISKS RELATED TO SOLE SOURCE OF SUPPLY

         The Company has no manufacturing facilities and has to date relied, and plans in the future to rely, upon third parties to manufacture the Company's products in accordance with GMP for preclinical testing, clinical trial and commercial purposes. In addition, the Company has not arranged for the production of certain of its product candidates in commercial quantities, and it is possible that the Company will encounter difficulties in scaling up the production of these product candidates. Although there are a number of manufacturers that operate under GMP regulations capable of manufacturing certain of the Company's products, in the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to develop and commercialize its products as planned. Where third-party arrangements are established, the Company will depend upon such third parties to perform their obligations in a timely manner. There can be no assurance that third parties depended upon by the Company will perform and any failures by third parties may delay clinical trial development or the submission of products for regulatory approval, impair the Company's ability to commercialize its products as planned and deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and operating results.

         Certain of the Company's supply arrangements require that Ascent buy all of the Company's requirements of a particular product exclusively from the other party to the contract. Moreover, for many of its products, Ascent has qualified only one supplier, even though the contractual arrangement with the supplier may permit Ascent to qualify an alternative manufacturer. Any interruption in supply from any of the Company's manufacturers or the inability of these manufacturers to manufacture the Company's products in accordance with GMP could have a material adverse effect on the Company's business, financial condition and operating results. See "Item 1. Business -- Manufacturing and Distribution."

         In the future, the Company may establish its own manufacturing facilities if it becomes economically attractive to do so. In order for the Company to establish a manufacturing facility, the Company would require substantial additional funds and be required to hire and retain significant additional personnel and comply with the extensive GMP regulations of the FDA.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends in part on its ability to develop patentable products and obtain patent or other proprietary rights protection for its products, both in the United States and in other countries. The Company intends to file applications as appropriate for patents and other protection covering both its products and processes. However, the patent positions of pharmaceutical firms, including Ascent, are generally uncertain and involve complex legal and factual questions. Moreover, because the Company's product candidates are reformulations of existing off-patent drugs, any patent protection afforded will be significantly narrower than a patent on the active ingredient itself. In particular, the Company does not expect that composition-of-matter patent protection will be available for the active ingredients in its products. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's products or technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

         The commercial success of the Company will also depend in part on its neither infringing patents or other proprietary rights granted to competitors or others nor breaching the technology licenses upon which the Company's products are based. The Company's licenses of third party patents and patent applications impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the licenses. Competitors of the Company and other third parties hold issued patents and pending patent applications which may result in claims of infringement against the Company or other patent-related litigation. There can be no assurance that the Company will be able to successfully obtain a license to any technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost or on an exclusive basis. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company.

         The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. Competitors of the Company and other third parties hold issued patents and pending patent applications relating to aspects of the Company's technology, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease activities. The Company also may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

         The Company relies on trade secret and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, advisors and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial condition and operating results.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND ADEQUATE REIMBURSEMENT; NEED FOR INCLUSION ON FORMULARIES

         The Company's ability to commercialize its products successfully depends in part on the extent to which appropriate reimbursement levels for the cost of such products are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting could affect the Company's ability to sell its products and may have a material adverse effect on the Company.

         Thus, there can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, or if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company's business, financial condition and operating results.

         Managed care providers generally maintain formularies, or lists of products, that such providers have approved for use and reimbursement. The Company plans to seek to have its products included on such formularies. There can be no assurance that the Company's products will be included on the formularies of managed care providers on a timely basis, or at all. The Company's success in obtaining inclusion of its products on managed care formularies will materially affect the Company's business, financial condition and operating results.

POTENTIAL PRODUCT LIABILITY EXPOSURE AND INSURANCE

         The use of the Company's products in human clinical trials and the commercial sale of such products may expose the Company to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human therapeutic pharmaceuticals. Product liability claims might be made directly by consumers, health care providers or by licensees, distributors or others selling such products. There can be no assurance that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. Ascent has limited product liability insurance coverage, and such coverage is subject to various deductibles. Such coverage is expensive, and no assurance can be given that the Company will be able to maintain or obtain such insurance at reasonable cost or in sufficient amounts to protect the Company against losses due to liability claims that could have a material adverse effect on the Company.

ATTRACTION AND RETENTION OF KEY EMPLOYEES

         The Company is highly dependent on the principal members of its management and scientific staff, particularly Dr. Clemente, the Company's Chairman, the loss of whose services could have a material adverse effect on the Company. Also, recruiting and retaining qualified scientific personnel to perform product development work in the future will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such highly skilled personnel on acceptable terms given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. The Company does not carry key-man insurance with respect to any of its executive officers other than Dr. Clemente.

         The Company's anticipated growth and expansion into areas and activities requiring additional expertise are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company's business, financial condition and operating results.

RISKS RELATED TO POSSIBLE ACQUISITIONS

         The Company may expand its operations or product offerings through the acquisition of businesses, products or technologies. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses, products or technologies into the Company without substantial expense, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and operating results. In addition, there can be no assurance that acquired businesses, products or technologies, if any, will achieve anticipated revenues and earnings

DEPENDENCE ON COLLABORATORS; COPROMOTION ARRANGEMENTS

         In addition to the manufacturing of product candidates and products, the Company is dependent upon third parties with respect to significant other aspects of its operations, including product design and formulation work, conduct of clinical trials, marketing to managed care organizations and product distribution. There can be no assurance that the Company will be able to enter into future collaborative arrangements with respect to these matters or as to whether any of the Company's existing or future relationships will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party, the third party's commitment to the arrangement and the financial condition of the third party, all of which are beyond the control of the Company.

         The Company plans to enter into arrangements to copromote certain pharmaceutical products of third parties to pediatricians in the United States. To date, the Company has entered into a four-year copromotion agreement with Bristol-Myers Squibb to market Bristol-Myers Squibb's Duricef oral suspension product. See "Item 1. Business - Products and Products Under Development - Duricef Oral Suspension." There can be no assurance that the Company will be able to enter into future arrangements or as to whether any of the Company's existing or any future copromotion arrangements will be successful. The success of any such arrangement is dependent on, among other things, the third party's commitment to the arrangement, the financial condition of the third party and market acceptance of the third party's products.

RELIANCE ON THIRD PARTIES FOR CERTAIN SALES AND MARKETING AND DISTRIBUTION ACTIVITIES

         The Company plans to sell its pediatric products in international markets through distribution, licensing and similar arrangements and to sell its products for adult indications in the United States and in international markets through similar arrangements. To date, the Company has not entered into any material arrangements of this nature. To the extent the Company enters into such arrangements with third parties, any revenues the Company receives will depend upon the efforts of such parties. There can be no assurance that any third party will market the Company's products successfully or that any arrangements with third parties will be on terms favorable to the Company. If a third party does not market the Company's products successfully, the Company's business, financial condition and operating results would be adversely affected, possibly materially. If Ascent's plan to rely on third parties for certain aspects of marketing and selling the Company's products is unsuccessful for any reason, Ascent may need to forgo international and adult market opportunities or recruit and train a larger marketing staff and sales force and establish a larger distribution capability than it currently anticipates doing, which would entail the incurrence of significant additional costs.

         Ascent distributes its products through a third party distribution warehouse. The Company has no experience with the distribution of products and relies on the third party distributor to perform various functions on behalf of the Company, including order entry, customer service and collection of accounts receivable. The success of this arrangement is dependent on, among other things, the skills, experience and efforts of the third party distributor, all of which are beyond the control of the Company.

UNCERTAINTY OF HEALTH CARE REFORM MEASURES

         Federal, state and local officials and legislators (and certain foreign government officials and legislators) periodically propose or consider proposing a variety of reforms to the health care systems in the United States and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the United States or elsewhere or when such legislation will be enacted. Significant changes in the health care system in the United States or elsewhere are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company. The existence of pending health care reform proposals could have a material adverse effect on the Company's ability to raise capital. Further, to the extent that proposals have a material adverse effect on other pharmaceutical companies that are prospective collaborators with the Company, the Company's ability to establish collaborative commercial relationships may be adversely affected.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are filed as Appendix A hereto, are listed in Item 14 (a) and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in part in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1998 (the "Definitive Proxy Statement") under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference. The information required by this item is also contained in part under the caption "Executive Officers and Significant Employees" in Part I of this Annual Report on Form 10-K, following Item 4.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is contained in the Definitive Proxy Statement under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Definitive Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions," which section is incorporated herein by this reference.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

                  Financial Statements:
                  Report of Independent Public Accountants
                  Balance Sheet
                  Statements of Operations
                  Statements of Stockholders' Equity (Deficit)
                  Statements of Cash Flows
                  Notes to Financial Statements

         (b) The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not required or because the required information is provided in the financial statements or notes thereto.

         (c) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference.

         (d) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998            ASCENT PEDIATRICS, INC.
                                         (Registrant)


                                By:      /s/ Alan R. Fox
                                         ---------------------------------------
                                         Alan R. Fox
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                     Title                                               Date
---------                                     -----                                               ----
/s/ Alan R. Fox
-----------------------------------------     President, Chief Executive Officer and              March 27, 1998
Alan R. Fox                                   Director (Principal Executive Officer)

/s/ John G. Bernardi
-----------------------------------------     Vice President, Finance and Treasurer               March 27, 1998
John G. Bernardi                              (Principal Financial and Accounting
                                              Officer)

/s/ Emmett Clemente
-----------------------------------------     Chairman                                            March 27, 1998
Emmett Clemente, Ph.D.

/s/ Robert E. Baldini
-----------------------------------------     Vice Chairman                                       March 24, 1998
Robert E. Baldini

/s/ Raymond F. Baddour
-----------------------------------------     Director                                            March 27, 1998
Raymond F. Baddour, Ph.D.

/s/ Michael J.F. Du Cros
-----------------------------------------     Director                                            March 27, 1998
Michael J.F. Du Cros

/s/ Thomas W. Janes
-----------------------------------------     Director                                            March 27, 1998
Thomas W. Janes

/s/ Andre Lamotte
-----------------------------------------     Director                                            March 26, 1998
Andre Lamotte, Sc.D.

/s/ Terrance McGuire
-----------------------------------------     Director                                            March 24, 1998
Terrance McGuire

/s/ Lee J. Schroeder
-----------------------------------------     Director                                            March __, 1998
Lee J. Schroeder

                                   APPENDIX A
                                   ----------


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


Report of Independent Accountants......................................  A-2

Balance Sheets.........................................................  A-3

Statements of Operations...............................................  A-4

Statements of Stockholders' Equity (Deficit)...........................  A-5

Statements of Cash Flows...............................................  A-6

Notes to Condensed Financial Statements................................  A-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ascent Pediatrics, Inc.:

We have audited the accompanying balance sheets of Ascent Pediatrics, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Ascent Pediatrics, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and requires additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
March 23, 1998

                             ASCENT PEDIATRICS, INC.
                                 BALANCE SHEETS

                                                                                December 31,
                                                                        ----------------------------
                                                                            1997            1996
                                                                        ------------    ------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents .......................................   $ 11,700,612    $  2,085,743
    Current marketable securities ...................................      2,527,900             ---
    Accounts receivable, less allowance for doubtful accounts of
      $50,000 at December 31, 1997 ..................................        765,609             ---
    Inventory .......................................................        789,498             ---
    Other current assets ............................................        124,874          12,312
                                                                        ------------    ------------
      Total current assets ..........................................     15,908,493       2,098,055

Fixed assets, net ...................................................        759,563         163,142
Debt issue costs, net ...............................................        436,515             ---
Intangibles, net ....................................................     11,215,506         261,874
Other assets ........................................................        113,386         104,553
                                                                        ============    ============
      Total assets ..................................................   $ 28,433,463    $  2,627,624
                                                                        ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Accounts payable ................................................   $  1,509,258    $    496,655
    Accrued expenses ................................................      1,157,379       1,076,556
    Promissory note .................................................      5,500,000             ---
    Subordinated secured notes, current portion .....................      3,500,000             ---
                                                                        ------------    ------------
      Total current liabilities .....................................     11,666,637       1,573,211

Subordinated secured notes ..........................................      1,252,068             ---
                                                                        ------------    ------------
      Total liabilities .............................................     12,918,705       1,573,211
Series D redeemable convertible preferred stock, $.00004 par value; 0 and 1,399,589 shares
    authorized; 0 and 1,359,522 shares issued and outstanding at
    December 31, 1997 and 1996, respectively ........................            ---       8,157,132
Series E redeemable convertible preferred stock, $.00004 par value; 0 and 1,166,667 shares
    authorized; 0 and 733,371 shares issued and outstanding at
    December 31, 1997 and 1996, respectively ........................            ---       4,400,226
Series F redeemable convertible preferred stock, $.00004 par value; 0 and 2,353,848 shares
    authorized; 0 and 811,536 shares issued and outstanding at
    December 31, 1997 and 1996, respectively ........................            ---       5,274,984
Commitments and contingencies (Note H)
Stockholders' Equity (Deficit)
    Series A convertible preferred stock, $.00004 par value; 0 and
      800,000 shares authorized; 0 and 800,000 shares issued and
      outstanding at December 31, 1997 and 1996, respectively .......            ---         280,110
    Series B convertible preferred stock, $.00004 par value; 0 and
      399,999 shares authorized; 0 and 399,999 shares issued and
      outstanding at December 31, 1997 and 1996, respectively .......            ---       2,574,993
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      none issued and outstanding at December 31, 1997 ..............            ---             ---
    Common stock, $.00004 par value; 60,000,000 shares authorized;
      6,893,332 and 198,155
      shares issued and outstanding at December 31, 1997 and 1996,
      respectively ..................................................            276               8
    Additional paid-in capital ......................................     47,891,846             ---
    Accumulated deficit .............................................    (32,378,480)    (19,633,040)
    Unrealized gain on securities ...................................          1,116             ---
                                                                        ------------    ------------
      Total stockholders' equity (deficit) ..........................     15,514,758     (16,777,929)
                                                                        ============    ============
      Total liabilities and stockholders' equity (deficit) ..........   $ 28,433,463    $  2,627,624
                                                                        ============    ============



    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                            STATEMENTS OF OPERATIONS

                                                                  Year ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996                1995
                                                        ----               ----                ----

Product revenue, net .......................       $  2,073,458        $        ---        $        ---
Licensing revenue ..........................                ---                 ---             303,949
                                                   ------------        ------------        ------------
      Total Revenue ........................          2,073,458                 ---             303,949
Costs of sales .............................            951,513                 ---                 ---
                                                   ------------        ------------        ------------
Gross margin ...............................          1,121,945                 ---             303,949
Costs and expenses:
      Selling, general and administrative ..          8,538,308           2,805,352           1,531,924
      Research and development .............          4,437,627           3,760,948           2,986,044
                                                   ------------        ------------        ------------
      Total costs and expenses .............         12,975,935           6,566,300           4,517,968

         Loss from operations ..............        (11,853,990)         (6,566,300)         (4,214,019)

Interest income ............................            693,019              79,084             113,124
Interest expense ...........................         (1,358,850)                ---                 ---
Other income ...............................             21,742                 ---                 ---
                                                   ------------        ------------        ------------

         Net loss ..........................        (12,498,079)         (6,487,216)         (4,100,895)

Accretion to redemption value of
      preferred stock ......................            247,361             137,783              62,604
                                                   ------------        ------------        ------------

         Net loss to common stockholders ...       $(12,745,440)       $ (6,624,999)       $ (4,163,499)
                                                   ============        ============        ============
Basic and diluted net loss per common
      share ................................       $      (3.08)       $     (33.44)       $     (21.05)
                                                   ============        ============        ============

Weighted average shares outstanding ........          4,134,068             198,091             197,837
                                                   ============        ============        ============



    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              Number of shares
                                            ----------------------                              Par
                                            Preferred       Common     Preferred  Preferred    Value
                                              Stock          Stock     Series A    Series B    Common
                                            ----------    ---------    ---------  ----------  --------

Balance, December 31, 1994 ............      1,199,999      197,837    $280,110   $2,574,993   $  8
Issuance costs of Series E
   redeemable convertible
   preferred stock ........
Net loss ..............................
                                            ----------    ---------    ---------  ----------   -------
Balance, December 31, 1995 ............      1,199,999      197,837     280,110    2,574,993      8
Common stock issued upon
   option exercise at $2.35
   per share ........                                           318
Warrant proceeds ......................
Issuance costs of Series F
   redeemable convertible
   preferred stock ........
Net loss ..............................
                                            ----------    ---------    ---------  ----------   -------
Balance, December 31, 1996 ............      1,199,999      198,155     280,110    2,574,993      8
Issuance costs of Series F
   redeemable convertible
   preferred stock ........
Issuance of common stock
   pursuant to an initial public
   offering net of issuance costs
   of $2,630,751 .......                                  2,240,000                              90
Conversion of preferred stock .........     (1,199,999)   4,440,559    (280,110)  (2,574,993)   178
Cashless exercise of warrants .........                      13,296                             ---
Warrants issued to Subordinated
   Secured Noteholders ................
Common stock issued upon option
   exercise at $2.35 per share ........                       1,275                             ---
Common stock issued for sales force ...                          47                             ---
Change in unrealized gain on securities
Net loss ..............................
                                            ----------    ---------    ---------  ----------   -------
Balance, December 31, 1997 ............              0    6,893,332    $    ---    $     ---   $ 276
                                            ==========    =========    =========  ==========   =======





                                                Additional                Unrealized      Stockholders'
                                                 Paid-In     Accumulated   gain on          Equity
                                                 Capital        Deficit   securities       (Deficit)
                                              ------------   -----------  ----------      ------------
Balance, December 31, 1994 ............       $       500    $(8,850,592)    $ ---        $(5,994,981)
Issuance costs of Series E
   redeemable convertible
   preferred stock ........                          (500)       (62,104)                     (62,604)
Net loss ..............................                       (4,100,895)                  (4,100,895)
                                              ------------   -----------  ----------       ------------
Balance, December 31, 1995 ............               ---    (13,013,591)      ---        (10,158,480)
Common stock issued upon
   option exercise at $2.35
   per share ........                                 750                                         750
Warrant proceeds ......................             4,800                                       4,800
Issuance costs of Series F
   redeemable convertible
   preferred stock ........                        (5,550)      (132,233)                    (137,783)
Net loss ..............................                       (6,487,216)                  (6,487,216)
                                              ------------   -----------  ----------       ----------
Balance, December 31, 1996 ............               ---    (19,633,040)      ---        (16,777,929)
Issuance costs of Series F
   redeemable convertible
   preferred stock ........                                     (247,361)                    (247,361)
Issuance of common stock
   pursuant to an initial public
   offering net of issuance costs
   of $2,630,661 .......                       17,529,249                                  17,529,339
Conversion of preferred stock .........        27,853,861                                  24,998,936
Cashless exercise of warrants .........               ---                                         ---
Warrants issued to Subordinated
   Secured Noteholders ................         2,505,740                                   2,505,740
Common stock issued upon option
   exercise at $2.35 per share ........             2,996                                       2,996
Common stock issued for sales force ...               ---                                         ---
Change in unrealized gain on securities                                       1,116             1,116
Net loss ..............................                       (12,498,079)                (12,498,079)
                                              -----------    ------------    -------      -----------
Balance, December 31, 1997 ............       $47,891,846    $(32,378,480)   $ 1,116      $15,514,758
                                              ===========    ============    =======      ===========


    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                       ---------------------------------------------------
                                                                           1997                1996               1995
                                                                           ----                ----               ----
Cash flows for operating activities:
     Net loss                                                          $(12,498,079)       $(6,487,216)       $(4,100,895)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization                                      630,253             52,833             45,349
         Non-cash interest expense                                        1,132,808                ---                ---
         Provision for bad debts                                             50,000                ---                ---
         Gain on sales of fixed assets                                       (9,242)               ---                ---
         Changes in operating assets and liabilities:
            Accounts receivable                                            (815,609)               ---                ---
            Inventory                                                      (379,046)               ---                ---
            Other assets                                                   (121,395)           (73,193)            55,944
           Accounts payable                                               1,012,603            384,312             50,614
            Accrued expenses                                                 80,823            837,903             (3,577)
                                                                       ------------        -----------         ----------

               Net cash used for operating activities                   (10,916,884)        (5,285,361)        (3,952,565)

Cash flows used for investing activities:
     Purchase of property and equipment                                    (804,896)           (59,694)           (17,774)
     Proceeds from sale of fixed assets                                      38,050                ---                ---
     Payments related to acquisition                                     (6,155,145)          (250,000)               ---
     Purchase of marketable securities                                   (2,526,784)               ---                ---
                                                                       ------------        -----------         ----------
               Net cash used for investing activities                    (9,448,775)          (309,694)           (17,774)

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs           17,529,339                750                ---
     Proceeds from sale of preferred stock, net of issuance costs         6,922,229          5,137,201          4,337,622
     Proceeds from issuance of debt and related warrants                  7,000,000                ---                ---
     Repayment of debt                                                     (875,000)               ---                ---
     Debt issue costs                                                      (596,040)               ---                ---
     Proceeds from exercise of warrants                                         ---              4,800                ---
                                                                       ------------        -----------         ----------
               Net cash provided by financing activities                 29,980,528          5,142,751          4,337,622

Net increase in cash and cash equivalents                                 9,614,869           (452,304)           367,283
Cash and cash equivalents, beginning of period                            2,085,743          2,538,047          2,170,764
                                                                       ------------        -----------         ----------
Cash and cash equivalents, end of period                               $ 11,700,612        $ 2,085,743         $2,538,047
                                                                       ============        ===========         ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                                        $    175,000        $       ---         $      ---
     Noncash transactions:
       Conversion of Series A convertible preferred stock,
         Series B convertible preferred stock, Series D
         redeemable convertible preferred stock, Series E
         redeemable convertible preferred stock, Series F
         redeemable convertible preferred stock to common stock          27,854,039                ---                ---





    The accompanying notes are an integral part of the financial statements.

                           ASCENT PEDIATRICS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


A.  NATURE OF BUSINESS

   Ascent Pediatrics, Inc. (the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, until July 9, 1997, the Company operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. Accordingly, the Company was considered a development stage enterprise as defined in Statement of Financial Accounting Standard No. 7 and the audited financial statements through December 31, 1996 represent those of a development stage enterprise. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith and subsequently commenced sales of the Feverall line of products. The Company also commenced sales of Pediamist nasal saline spray.

   The Company has incurred net losses since its inception and expects to incur additional operating losses in the future as the Company continues its product development programs, maintenance of sales and marketing organization and introduces its products to the market. The Company is subject to a number of risks similar to other companies in the industry, including rapid technological change, uncertainty of market acceptance of products, uncertainty of regulatory approval, limited sales and marketing experience, competition from substitute products and larger companies, customers' reliance on third-party reimbursement, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-party manufacturers, distributors, collaborators and limited suppliers, product liability, and dependence on key individuals.

   PLAN OF OPERATIONS

   Ascent has incurred net operating losses since its inception. At December 31, 1997, the Company's cumulative deficit was approximately $32,378,000. Such losses have resulted primarily from costs incurred in the Company's product development programs, general and administrative costs associated with the Company's product development and costs associated with raising equity capital and the establishment of the Company's sales force.

   The Company expects to incur additional operating losses as it continues its product development programs and incurs the costs of maintaining its marketing and sales capabilities, and expects cumulative losses to increase.

   The Company has no committed external sources of capital. Based on its 1998 operating plan, the Company anticipates that it will require approximately $8,000,000 of additional funds from external sources no later than the beginning of the third quarter of 1998 to meet its capital requirements and continue its operations for the balance of the third quarter and the remainder of 1998. The Company is currently negotiating with a number of potential sources of financing to obtain additional funding.

   These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue operations is principally based on increased net sales combined with reduced expenditures and obtaining additional financing. However, there can be no assurance that the Company will obtain necessary financing or increase net sales to fund operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue in existence.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the estimates and assumptions used by management.

   Cash and Cash Equivalents

   Cash equivalents consist of money market mutual funds and other highly liquid investments with original maturities of three months or less.

   Marketable Securities

   Current marketable securities include only investments with remaining maturities of twelve months or less. At December 31, 1997, the Company classified all securities as available-for-sale. These securities are reported at fair value as of the balance sheet date with net unrealized holding gains and losses included in stockholders' equity. Gains and losses on sales of securities are calculated using the specific identification method.

   Financial Instruments

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, current marketable securities and accounts receivable.

   Inventory

   Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of costs (determined on a first-in, first-out basis) or market.

   Fixed Assets

   Fixed assets are recorded at cost. Equipment and furniture and fixtures are depreciated on a straight-line basis over the useful life of the asset, typically five or seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the life of the lease or the useful life of the asset. The costs and accumulated depreciation of fixed assets sold are removed from the accounts and the related gains or losses, if any, are reflected in earnings or loss for the period.

   Revenue Recognition

   Product revenue is recognized upon shipment of product provided that no significant obligations remain outstanding and the resulting receivable is deemed collectible by management. License revenue is recognized under a collaborative license agreement as earned based upon the performance requirements of such agreement.

   Research and Development Expenses

   Research and development costs are expensed as incurred.

   Advertising Expenses

   Costs for catalogs and other media are expensed as incurred. For the years ended December 31, 1997, 1996 and 1995, costs were $1,615,318, $423,656 and
   $21,090, respectively.

   Income Taxes

   The Company accounts for income taxes under Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financials or tax returns.

   Accounting for Stock-Based Compensation

   The Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and has elected the disclosure-only alternative permitted under the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has disclosed herein pro forma net income and pro forma net income per share in the footnotes using the fair value based method beginning in fiscal year 1997 with comparable disclosures for fiscal years 1996 and 1995.

   Net Loss Per Common Share

   The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income
   (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share. In accordance with Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission in February 1998, the Company restated loss per share for prior periods without including certain awards of stock and warrants issued within a one-year period prior to the initial filing of an Initial Public Offering of common stock.

   For the years ended December 31, 1997, 1996 and 1995 the Company had stock options and stock warrants outstanding (see Notes K and L). For the years ended December 31, 1996 and 1995 the Company also had convertible preferred stock and redeemable convertible preferred stock outstanding. These securities could potentially dilute basic EPS in the future and were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. Consequently there were no differences between basic and diluted EPS for these periods.

   Recent Pronouncements

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1998. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal year 1998. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

C.  MARKETABLE SECURITIES

   Investments in marketable securities consisted of the following at December 31, 1997:


                                                        Cost    Fair Value
                                                    ----------  ----------
      U.S. Government & Agency Obligations          $2,526,784  $2,527,900
                                                    ==========  ==========

    The net unrealized gain at December 31, 1997 was $1,116.

D.  INVENTORIES

   Inventories consist of the following:

                                               December 31,
                                               ------------
                                                   1997
                                                 --------
         Raw materials .......................   $455,663
         Work in Process .....................     35,110
         Finished goods ......................    298,725
                                                 --------
         Total................................   $789,498
                                                 ========

E.  FIXED ASSETS

   Fixed assets consisted of the following:

                                                           December 31,
                                                    ------------------------
                                                        1997         1996
                                                    -----------    ---------
               Equipment ........................   $   780,704    $ 220,983
               Furniture and fixtures ...........       212,557      106,871
               Leasehold Improvements ...........        54,517            0
                                                    -----------    ---------
               Total Equipment ..................   $ 1,047,778    $ 327,854
               Less:
                  Accumulated depreciation ......      (288,215)    (164,712)
                                                    -----------    ---------
               Total ............................   $   759,563    $ 163,142
                                                    ===========    =========

   Depreciation expense amounted to $179,669, $51,582 and $44,101 for the years ended December 31, 1997, 1996 and 1995, respectively.

F.  LICENSE AGREEMENTS

   During the year ended December 31, 1990, the Company entered into an agreement with an unaffiliated entity, pursuant to which the Company was granted a worldwide, exclusive license pursuant to certain patent applications. The license agreement calls for royalties to be paid based on a percentage of net sales of licensed product using the technology covered by the patent, and additional royalties to be paid upon any sublicensing income earned. No royalties have been accrued to date.

   During 1995, the Company entered into a licensing agreement with a different unaffiliated entity, pursuant to which the Company granted such party an exclusive license to make, use and sell the license product in Japan. The Company received approximately $202,000 as a non-refundable technology transfer fee under the license agreement and recognized it as revenue in 1995. In the event the licensee commercializes a product utilizing the licensed technology, the licensee will pay a royalty based on a percentage of net sales as described in the agreement. The Company has performed all of its material obligations under this agreement. For the year ended December 31, 1995, the Company recorded revenue of approximately $102,000 related to research and development activities performed on behalf of the licensee. The Company did not record any revenue for 1996 or 1997 in connection with this license.

G.  INCOME TAXES

   The provision for income taxes consists of the following:


                                                                Years Ended December 31,
                                                       -----------------------------------------
                                                           1997           1996           1995
                                                       -----------    -----------    -----------
           Deferred tax expenses/(benefits):
            Federal ................................    (4,276,253)    (1,996,116)    (1,261,845)
            State ..................................      (345,344)      (616,286)      (389,585)
            Change in Valuation Allowance ..........     4,621,597      2,612,402      1,651,430
                                                       -----------    -----------    -----------
                  Total Deferred ...................             0              0              0
                                                       -----------    -----------    -----------
                  Total Provision ..................   $         0    $         0    $         0
                                                       ===========    ===========    ===========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of deferred tax assets are as follows:

                                                                December 31,
                                                        ---------------------------
                                                            1997           1996
                                                        ------------    -----------
         Net operating loss carryforwards ...........   $  5,215,788    $ 2,022,680
         Credit carryforward ........................        489,623        198,411
         Capitalized expenses:
            Research and development ................      3,712,694      2,389,726
            G&A .....................................      3,046,812      3,323,794
         Other ......................................         91,292              0
                                                        ------------    -----------
         Total deferred tax assets ..................     12,556,209      7,934,611
         Valuation allowance ........................    (12,556,209)    (7,934,611)
                                                        ------------    -----------
         Net deferred tax asset (liability) .........   $        ---    $       ---
                                                        ============    ===========

   The provision for income taxes differs from the Federal statutory rate due to the following:

                                                              Years Ended December 31,
                                                            ----------------------------
                                                             1997       1996       1995
                                                            ------     ------     ------
         Tax at statutory rate ..........................    (34.0)%    (34.0)%    (34.0)%
         State taxes - net of federal benefit ...........     (1.8)      (6.3)      (6.3)
         Other ..........................................     (1.2)       0.0        0.0
         Change in valuation allowance ..................     37.0       40.3       40.3
                                                            ------     ------     ------
         Effective tax rate .............................      0.0%       0.0%       0.0%

   At December 31, 1997 the Company had net operating loss carryforwards of $14,393,000 and $5,140,000 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning December 31, 2004 through 2012. The state net operating losses expire beginning December 31, 1998 through 2002. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code of 1986.

   The research and experimental credit carryforward at December 31, 1997 was $348,000 for federal income tax purposes.

   Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, tax credits and capitalized expenses, as required by Statement of Financial Accounting Standards No.
   109. Management has considered the Company's history of annual and cumulative losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that it will not generate future taxable income prior to the expiration of these items. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly, the deferred tax assets have been fully reserved.

H.  COMMITMENTS

   The Company leases office space and equipment under noncancelable leases expiring through the year 2002. Rent expense was $233,043, $55,878, $52,000 for fiscal years 1997, 1996 and 1995, respectively.

   Future minimum lease commitments are as follows:

   Years ended December 31,

            1998............................................  $  327,383
            1999............................................     329,086
            2000............................................     329,654
            2001............................................     326,800
            2002............................................       7,975
                                                              ----------
            Total...........................................  $1,320,898
                                                              ==========

   The Company is a party to a supply agreement with a third party manufacturer under which the third party manufacturer has agreed to manufacture Primsol trimethoprim solution for the Company, and the Company has agreed to purchase all amounts of such product as it may require for the sale in the United States from that third party manufacturer in accordance with an agreed upon price schedule. The agreement may be terminated by either party on three months notice any time after October 17, 2004.

   In addition, the Company has entered into several agreements with unaffiliated entities for the performance of research and clinical trial studies. These commitments are ongoing, and the Company expects to spend approximately $453,000 toward these commitments in 1998.

I.  ACCRUED EXPENSES

      Accrued expenses consisted of the following:

                                                        December 31,
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------

         Employee compensation expenses .......   $  109,887   $  109,268
         Clinical study expenses ..............            0      156,134
         Advertising  expenses ................      198,599      364,692
         Product development expenses .........       25,000            0
         Other ................................      823,893      446,462
                                                  ----------   ----------
                                                  $1,157,379   $1,076,556
                                                  ==========   ==========

J.  STOCKHOLDERS' EQUITY AND PREFERRED STOCK

   On February 3, 1997, February 19, 1997 and February 28, 1997, the Company completed a third, fourth and fifth closing of its Series F redeemable convertible preferred stock financing, respectively, resulting in the issuance of 1,104,229 shares at $6.50 per share and net proceeds of $6,922,229. Pursuant to the Series F redeemable convertible preferred stock financing the Company granted the purchasers of the third, fourth and fifth closing of Series F redeemable convertible preferred stock financing, warrants to purchase an aggregate of 362,152 shares of common stock (See Note K).

   On May 27, 1997, the Company effected a 0.85-for-one reverse stock split of its outstanding common stock. The authorized number of shares of common stock was increased to 60,000,000. Accordingly, all shares and per share data have been restated to reflect the reverse stock split as though it had occurred at the beginning of the initial period presented.

   In June 1997, the Company completed its initial public offering ("Public Offering") of 2,240,000 shares of Common Stock, raising approximately $17.5 million of net proceeds after deducting offering costs. A significant portion of these proceeds was invested in one money market mutual fund. Concurrent with the closing of the initial public offering, all 5,208,657 shares of Series A convertible preferred stock, Series B convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock and Series F redeemable convertible preferred stock were converted into 4,440,559 shares of common stock.

   After the closing of the initial public offering, the Company was authorized to issue up to 5,000,000 shares of Preferred Stock, $0.01 par value per share, in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Board of Directors.



K.  STOCK PURCHASE WARRANTS

   Pursuant to a Stock Purchase Agreement dated June 18, 1992 and amended March 4, 1993, the Company granted an unaffiliated entity and an individual stockholder warrants to purchase 17,420 and 1,000 shares, respectively, of Series D preferred stock in exchange for services. The warrants were exercisable at $15.44 per share on or before June 18, 1996 and were exercisable at $19.30 per share on or before June 18, 1997. These warrants expired unexercised during fiscal year 1997.

   On June 18, 1995, the Company issued warrants exercisable for an aggregate of 21,647 shares of Series D Convertible Preferred Stock in replacement of warrants exercisable for the same number of shares of Series D Convertible Preferred Stock which expired on such date. These warrants have an exercise price of $9.00 per share and expire on June 18, 1997. In June 1996, the Company received $4,800 in connection with the issuance of 4,000 of these warrants. The remaining 17,647 warrants expired unexercised during fiscal year 1997.

   Pursuant to a Stock Purchase Agreement dated March 4, 1993, as amended September 9, 1993, the Company granted to several holders of Series D redeemable convertible preferred stock, warrants to purchase an aggregate of 202,781 shares of common stock. The warrants, none of which were exercised in 1997, are exercisable at $10.59 per share for a period of five years from the date of grant. These warrants expired unexercised on March 4, 1998.

   Pursuant to the Stock Purchase Agreement dated July 12, 1995, as amended August 16, 1995, the Company granted the purchasers of Series E redeemable convertible preferred stock, warrants to purchase an aggregate of 103,891 shares of common stock. These warrants, none of which were exercised in 1997, are exercisable at $10.59 per share for a period of five years from the date of grant.

   Pursuant to the Stock Purchase Agreement dated June 28, 1996, as amended December 18, 1996 and February 28, 1997, the Company granted the purchasers of Series F redeemable convertible preferred stock, warrants to purchase an aggregate of 651,334 shares of common stock. These warrants were exercisable at $7.65 per share for a period of five years from the date of grant. Prior to the closing of the public offering, a cashless exercise of 102,387 warrants resulted in the issuance of 13,296 shares of common stock. Upon the closing of the public offering, the aggregate number of shares available decreased from 548,947 to 466,604 and the per share exercise price increased from $7.65 to $9.00, pursuant to the terms of such warrants. These warrants, none of which were exercised in 1997, retained the cashless exercise feature after the closing of the public offering.

   On February 28, 1997, the Company issued warrants exercisable for an aggregate of 48,449 shares of common stock at a weighted average exercise price of $4.61 per share to certain financial advisors. These warrants, none of which were exercised in 1997, contain a cashless exercise feature.

   In 1997 the Company also issued warrants to Subordinated Secured Note holders (see Note M).

L.  INCENTIVE PLANS

   1992 Equity Incentive Plan

   On September 15, 1992, the Board of Directors adopted the 1992 Equity Incentive Plan (the "1992 Plan") which was approved by the shareholders on March 4, 1993. Under the 1992 Plan, The Board of Directors or a Committee appointed by the Board of Directors is permitted to award shares of restricted common stock or to grant stock options for the purchase of common stock to employees, consultants, advisors, and members of the Board of Directors, up to a maximum of 722,500 shares. The 1992 Plan terminates on the earlier of (i) the day after the tenth anniversary of its adoption, or (ii) upon issuance of all available shares.

   In connection with the closing of the initial public offering, the 1992 Plan was amended to increase the number of shares of common stock issuable upon the grant of awards or upon exercise of stock options granted under the 1992 Plan to 1,350,000 and to provide that the maximum number of shares with respect to which awards and options may be granted to any employee during any calendar year be 500,000 shares.

   The 1992 Plan provides for the granting of incentive stock options (ISOs), nonqualified stock options (NSOs) and awards. In the case of ISOs and NSOs, the exercise price shall not be less than 100% (110% in certain cases for ISOs) of the fair market value per share of the common stock on the date of grant. In the case of awards, the purchase price will be determined by the Board of Directors.

   Each option granted under the 1992 Plan shall be exercisable either in full or in installments as set forth in the option agreement. Each option and all rights shall expire on the date specified by the Board of Directors or the Committee, but not more than ten years after the date on which the option is granted in the case of ISOs (five years in certain cases). Options vest between zero and five years. The fair value of options issued to non-employees is recorded as a charge to earnings over the shorter of the service period or the vesting period.

   In the case of awards of restricted common stock, the Board of Directors or the Committee determines the duration of certain restrictions on transfer of such stock.

   A summary of the Company's stock option activity for the three years ended December 31, 1997 is as follows:

                                                                    Weighted
                                                      Number of      Average
                                                       Options    Exercise Price
                                                      ---------   --------------
         Outstanding at December 31, 1994 .........    287,938        $3.39
           Terminated, 1995 .......................    (17,000)        7.06
                                                     ---------        -----
         Outstanding at December 31, 1995 .........    270,938        $3.16
           Granted, 1996 ..........................    381,648         2.35
           Exercised, 1996 ........................       (318)        2.35
           Terminated, 1996 .......................    (18,594)        2.35
                                                     ---------        -----
         Outstanding at December 31, 1996 .........    633,674        $2.40
           Granted, 1997 ..........................    463,512         8.34
           Exercised, 1997 ........................     (1,275)        2.35
           Terminated, 1997 .......................       (850)        2.35
                                                     ---------        -----
         Outstanding at December 31, 1997 .........  1,095,061        $4.92
                                                     =========        =====

   Summarized information about stock options outstanding at December 31, 1997 is as follows:

                                                              Exercisable
                                  Weighted                -------------------
                                   Average     Weighted              Weighted
                     Number of    Remaining     Average               Average
      Range of        Options    Contractual   Exercise   Number of  Exercise
   Exercise Prices  Outstanding  Life (Years)    Price     Options     Price
   ---------------  -----------  ------------  --------   ---------  --------
      $1.18-1.76      46,750       5.3          $ 1.34      46,750    $ 1.34
         2.35        568,861       8.0            2.35     292,883      2.35
       6.88-7.50     191,750       9.5            7.22      17,000      7.05
       9.00-9.13     287,700       9.6            9.04           0      0.00

       1.18-9.13   1,095,061       8.6            4.92     356,633      2.44

   Options exercisable at December 31, 1996 and 1995 were 244,343 and 200,791, respectively.

   The weighted average fair value at date of grant for options granted during 1997 and 1996 were $3.20 and $0.54, respectively, per option.

   Total proceeds from the exercise of all vested options at December 31, 1997 would be $871,649.

   1997 Employee Stock Purchase Plan

   In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the closing of the initial public offering, pursuant to which rights are granted to purchase shares of common stock at 85% (or such other higher percentage as the Board of Directors determines to be appropriate) of the lesser of the fair market value of such shares at either the beginning or the end of each six month offering period. The Purchase Plan permits employees to purchase common stock through payroll deductions which may not exceed 10% of an employees compensation as defined in the plan. Under the Purchase Plan, the Company has reserved 500,000 shares of common stock for issuance to eligible employees. The first offering period commenced on August 1, 1997, and ended on January 31, 1998. Accordingly, the Company had not issued any shares under the Purchase Plan as of December 31, 1997.

   1997 Director Stock Option Plan

   In March 1997, the Company adopted the 1997 Director Stock Option Plan (the "Director Plan"). Under the terms of the Director Plan, options to purchase 15,000 shares of common stock were granted to each of the non-employee directors upon the closing of the initial public offering at $9.00 per option. A total of 105,000 options were granted during the year ended December 31, 1997. Options to purchase 15,000 shares of common stock will be granted to each new director upon his or her initial election to the Board of Directors. Annual options to purchase 5,000 shares of common stock will be granted to each non-employee director on May 1 of each year commencing in 1998. All options will vest on the first anniversary of the date of grant. However, the exercisability of these options will be accelerated upon the occurrence of a change in control of the Company (as defined in the Director
   Plan). A total of 300,000 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. With the exception of the options granted on the Public Offering, the exercise price of all options granted under the Director Plan will equal the closing price of the common stock on the date of grant.

   401(k) Savings and Retirement Plan

   On August 28, 1996 the Company adopted a 401(k) Savings and Retirement Plan (the "401(k) Plan"), a tax-qualified plan covering all of its employees who are at least 20.5 years of age and who have completed at least three months of service to the Company. Each employee may elect to reduce his or her current compensation by up to 15%, subject to the statutory limit (a maximum of $9,500 in 1997) and have the amount of the reduction contributed to the 401(k) Plan. The 401(k) Plan provides that the Company may, as determined from time to time by the Board of Directors, provide a matching cash contribution. In addition, the Company may contribute an additional amount to the 401(k) Plan, as determined by the Board of Directors, which will be allocated based on the proportion of the employee's compensation for the plan year to the aggregate compensation for the plan year for all eligible employees. Upon termination of employment, a participant may elect a lump sum distribution or, if his or her total amount in the 401(k) Plan is greater than $3,500, may elect to receive benefits as retirement income. Through December 31, 1997, the Company has not matched any cash contributions made by employees to the 401(k) plan.

   Stock-Based Compensation Plans

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for the 1992 Plan and the Purchase Plan and no compensation expense has been recognized for options granted to employees and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for the options granted and shares purchased under the plan consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the net income and net income per share would have been as follows:

                               1997                           1996                          1995
                    --------------------------     -------------------------     -------------------------
                                     Basic and                     Basic and                     Basic and
                      Net Loss to    Diluted       Net Loss to     Diluted       Net Loss to     Diluted
                        Common       Net Loss         Common       Net Loss         Common       Net Loss
                     Stockholders    Per Share     Stockholders    Per Share     Stockholders    Per Share
                    -------------    ---------     ------------    ---------     ------------    ---------
      As Reported   $(12,745,440)     $(3.08)      $(6,624,999)    $(33.44)      $(4,163,449)    $(21.05)
      Pro Forma      (13,014,737)      (3.15)       (6,653,966)     (33.59)       (4,163,449)     (21.05)

   The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net loss to common stockholders for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1995 and additional awards are anticipated in future years.

   The fair value of options and other equity instruments at the date of grant was estimated using the Black-Scholes option pricing model for 1997 and Minimum Value Method for 1996, with the following assumptions:

                                                          1997           1996
                                                          ----           ----
            Expected life (years) - stock options     2.5 - 4.0 years   5 years
            Expected life (years) - Purchase Plan          .5              -
            Risk-free interest rate                    5.55 - 6.22%      6.50%
            Volatility                                     47%             0
            Dividend yield                                  0              0
            Expected forfeiture rate                       10%             -

   No options were granted in 1995.

   The Black-Scholes option pricing model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility and expected forfeiture. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock-based compensation.

M.  SUBORDINATED SECURED NOTES AND RELATED WARRANTS

   On January 31, 1997, the Company executed a securities purchase agreement that provided for the issuance of Subordinated Secured Notes (the "Notes") in the aggregate amount of $2,000,000 ("First Closing"). On June 4, 1997, the Company executed a securities purchase agreement to issue additional Notes in the amount of $5,000,000 ("Second Closing"). The Company may redeem the Notes by paying 100% of the outstanding principal and accrued interest at any time. Upon a change in control of the Company, as defined in the agreement, the holders of the Notes may elect to have the Notes purchased by the Company at 100% of the outstanding principal plus accrued interest. The Notes are collaterized by all of the Company's assets, prohibit the payment of dividends by the Company and, subject to certain exceptions, (including for up to $6,000,000 of senior secured bank financing) prohibit the incurrence of additional indebtedness. The Notes are payable in eight equal quarterly principal payments and require quarterly interest payments on the unpaid principal balance, at a rate equal to the lesser of 10% or 3.5% over the prime rate, with the first quarterly payment due in December 1997. Accordingly, in December 1997, the Company paid an aggregate of $1,050,000 to the holders of the Notes as the first quarterly payment. The Notes mature on September 2, 1999. In addition, until September 1999, the holders of the Notes have the right to convert the Notes into such number of shares of common stock as is equal to the outstanding principal of such Notes divided by $9.00 (the price to the public at the offering) per share (subject to certain requirements as to the minimum amount to be so converted as provided in the Agreement).

   Under the terms of the securities purchase agreement for the Notes, based on a certain formula outlined therein, at the First Closing, the Company issued Series A warrants, to purchase an aggregate of 224,429 shares of common stock and at the Second Closing, issued Series A warrants to purchase an aggregate of 336,644 shares of common stock and Series B warrants to purchase an aggregate of 218,195 shares of common stock, to the Note investors. The Series A warrants are exercisable at $0.01 per share for a period of seven years from the grant date and the Series B warrants are exercisable at $5.29 per share over the same period. None of these warrants were exercised in 1997. The fair market value of the warrants issued on January 31, 1997 was recorded as a discount of $836,994 to the Notes issued at such closing. Consequently, such Note was recorded at $1,163,006. Similarly, the fair market value of the warrants (as of January 31, 1997) issued on June 4, 1997 was recorded at a discount of $1,668,746 to the Notes issued on such date. Consequently, such Notes were recorded at $3,331,254. Accordingly, approximately $2,506,000 of accretion will be charged to interest expense, in addition to the stated interest rates, over the terms of the Notes. For the year ended December 31, 1997, the accretion charges were $1,132,808 which were included in interest expense on the statements of operations. The Company capitalized $596,040 of issuance costs related to the Notes which will be amortized over the term of the Notes.

   Payments of principal of the subordinated secured notes are as follows:


  Years ended December 31,
  ------------------------
         1998...................................    $3,500,000
         1999...................................     2,625,000
                                                    ----------
                                                    $6,125,000
                                                    ==========


N.  FEVERALL ACQUISITION

   On July 10, 1997, the Company completed the acquisition of the Feverall acetaminophen suppository product line and certain related assets, including the Feverall trademark and the Feverall Sprinkle Caps powder and Acetaminophen Uniserts suppository product lines (the "Product Lines") from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"). The purchase price of $11,905,145, including related costs of $183,880, consisted of cash of $6,405,145 and a promissory note issued to Upsher-Smith for $5,500,000 maturing on February 20, 1998 bearing no interest. The Company paid this note in February 1998.

   The purchase price was allocated to the assets acquired based on their estimated respective fair values on the date of acquisition as follows:

                                                                      Useful
                                                       Amount          Lives
                                                    (in millions)   (in years)
                                                    -------------   ----------
            Inventory                                  $ 0.4            --
            Trademark                                    4.5            20
            Manufacturing agreement                      5.0            15
            Goodwill                                     2.0            20
                                                       -----
                        Total                          $11.9
                                                       =====

   Accumulated amortization of intangible assets as of December 31, 1997 was $289,812.

   The Feverall Trademark was valued using the Relief from Royalty Method, using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks relating to existing and future markets and assessments of the life expectancy of the Feverall products. The manufacturing agreement with Upsher-Smith was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks relating to existing and future markets and the expected economic life of the agreement. Intangible assets are amortized over the useful lives on a straight line basis.

   Pursuant to the acquisition of the product lines, the Company entered into a manufacturing agreement with Upsher-Smith. The initial term of the agreement is five years with an option for two additional five-year terms. Optional term potential price increases are capped at 5% per option. The Company pays Upsher-Smith on the basis of the fully absorbed costs plus ten percent.

   The following unaudited pro forma information combines the results of operations of the Company and Feverall Product Line as if the purchase of the Feverall Product Line occurred at the beginning of each of the periods presented below. These unaudited pro forma information were prepared after giving effect to certain adjustments, including amortization of tangible assets and certain incremental expenses the Company would have incurred if the acquisition had occurred on those dates. The unaudited pro forma information is shown for comparative purposes only and does not reflect the synergies expected to result from the integration of the Feverall Product Line into the Company's business.


                                           Year ended       Year ended
                                          December 31,     December 31,
                                              1997             1996
                                          (unaudited)       (unaudited)
                                          (Pro forma)       (Pro forma)
                                          ------------     ------------
            Revenues                    $  3,560,000      $  3,877,000
            Operating loss               (12,243,000)       (6,460,000)
            Net loss to common
             stockholders                (13,135,000)       (6,987,000)
            Loss per share to           $      (3.18)     $     (35.27)
             common stockholders

O.  SUBSEQUENT EVENT

On February 6, 1998, the Company entered into an agreement with Bristol-Myers Squibb U.S. Pharmaceutical Group to exclusively promote Duricef(R) (cefadroxil monohydrate) oral suspension to Pediatricians in the U.S. The copromotion agreement has a four-year term. As compensation for the Company copromotional efforts, Bristol-Myers Squibb has agreed to pay the Company a specified percentage of net sales of the product attributed to pediatricians
(as defined in the agreement) on sales above a specified number of prescriptions for the product. In addition, Bristol-Myers Squibb has agreed to reimburse the Company for a specified amount of the Company's marketing costs during each year of the agreement.

                                 EXHIBIT INDEX

----------------------------------------------------------------------------------
Exhibit
Number              Description
----------------------------------------------------------------------------------
3.1 (1)             Amended and Restated Certificate of Incorporation of the
                    Registrant.
----------------------------------------------------------------------------------
3.2 (1)             Amended and Restated By-Laws of the Registrant.
----------------------------------------------------------------------------------
4.1 (1)             Specimen Certificate for shares of Common Stock, $.00004 par value, of the Registrant.
----------------------------------------------------------------------------------
4.2 (1)             Form of Subordinated Secured Note of the Registrant.
----------------------------------------------------------------------------------
10.1 (1)(3)         Amended and Restated 1992 Equity Incentive Plan.
----------------------------------------------------------------------------------
10.2 (1)(3)         1997 Director Stock Option Plan.
----------------------------------------------------------------------------------
10.3 (1)(3)         1997 Employee Stock Purchase Plan.
----------------------------------------------------------------------------------
10.4 (1)            Lease dated November 21, 1996 between the Registrant and New
                    Boston Wilmar Limited Partnership.
----------------------------------------------------------------------------------
10.5 (1)(3)         Employment Agreement dated as of March 15, 1994 between the
                    Registrant and Emmett Clemente.
----------------------------------------------------------------------------------
10.6 (1)(3)         Consulting Agreement dated as of April 1, 1996 between the
                    Registrant and Robert E. Baldini.
----------------------------------------------------------------------------------
10.7 (1)(5)         Development and License Agreement dated as of October 8,
                    1996 by and between the Registrant and Recordati S.A.
                    Chemical and Pharmaceutical Company ("Recordati").
----------------------------------------------------------------------------------
10.8 (1)(5)         Manufacturing and Supply Agreement dated as of October 8,
                    1996 by and between the Registrant and Recordati.
----------------------------------------------------------------------------------
10.9 (1)(5)         Supply Agreement dated as of October 12, 1994 by and between the Registrant and Lyne Laboratories, Inc.
----------------------------------------------------------------------------------
10.10(1)            Securities Purchase Agreement dated as of January 31, 1997 among the Registrant, Triumph-Connecticut Limited
                    Partnership and other purchasers identified therein (the
                    "Triumph Agreement").
----------------------------------------------------------------------------------
10.11(1)            Waiver and Amendment to the Triumph Agreement dated as of
                    March 13, 1997.
----------------------------------------------------------------------------------
10.12(1)            Series F Convertible Preferred Stock and Warrant Purchase
                    Agreement dated as of June 28, 1996 between the Registrant and certain purchasers identified therein as amended by
                    Amendment No. 1 dated as of June 28, 1996 and Amendment No.
                    2 dated February 3, 1997.
----------------------------------------------------------------------------------
10.13(1)            Form of Common Stock Purchase Warrant issued to Chestnut
                    Partners, Inc. on February 28, 1997.
----------------------------------------------------------------------------------
10.14(1)            Common Stock Purchase Warrant issued to Banque Paribas on
                    February 28, 1997.
----------------------------------------------------------------------------------
10.15(1)            Form of Common Stock Purchase Warrant with an exercise price of $.01 per share issued to designees of Bentley Securities on February 28, 1997.
----------------------------------------------------------------------------------
10.16(1)            Form of Common Stock Purchase Warrant with an exercise price of $5.91 per share issued to designees of Bentley Securities on February 28, 1997.
----------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.17(1)            Amendment No. 1 dated February 28, 1997 to the Development and License Agreement dated as of October 8, 1996 by and
                    between the Registrant and Recordati.
--------------------------------------------------------------------------------
10.18(1)(5)         Asset Purchase Agreement dated as of March 25, 1997, between the Registrant and Upsher-Smith (the "Asset Purchase
                    Agreement"), which includes the form of Promissory Note of the Registrant in the face amount of $5,500,000 as Exhibit A thereto and the form of Manufacturing Agreement between the
                    Registrant and Upsher-Smith as Exhibit E thereto.
--------------------------------------------------------------------------------
10.19(2)(5)         Addendum to Asset Purchase Agreement dated as of July 10,
                    1997, between the Registrant and Upsher-Smith.
--------------------------------------------------------------------------------
10.20(4)            Copromotion Agreement dated as of February 1, 1998, between the Registrant and Bristol-Myers Squibb (US) Pharmaceuticals
                    Group.
--------------------------------------------------------------------------------
11.1                Computation of historical and pro forma net loss per common share.
--------------------------------------------------------------------------------
23.1                Consent of Coopers & Lybrand L.L.P., independent accountants
--------------------------------------------------------------------------------
27.1                Financial Data Schedule (Year Ended December 31, 1996)
--------------------------------------------------------------------------------
27.2                Financial Data Schedule (Three Months Ended March 31, 1997)
--------------------------------------------------------------------------------
27.3                Financial Data Schedule (Three Months Ended June 30, 1997)
--------------------------------------------------------------------------------
27.4                Financial Data Schedule (Six Months Ended June 30, 1997)
--------------------------------------------------------------------------------
27.5                Financial Data Schedule (Nine Months Ended September 30,
                    1997)
--------------------------------------------------------------------------------
27.6                Financial Data Schedule (Year Ended December 31, 1997)



      (1) Incorporated herein by reference to Exhibits to the Company's Registration Statement on Form S-1 (File No. 333-23319).

      (2) Incorporated herein by reference to Exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on July 25, 1997.

      (3) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

      (4) Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

      (5) Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.