Form 10-Q
period 1998-03-31
ASCENT PEDIATRICS INC
filed 1998-05-15
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998


                        COMMISSION FILE NUMBER 000-22347
                                               ---------


                             ASCENT PEDIATRICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                      04-3047405
     -------------------------------                    ----------------------
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                     Identification Number)


187 Ballardvale Street, Suite B125, Wilmington, MA                01887
--------------------------------------------------             ----------
   (Address of principle executive offices)                    (Zip Code)



Registrant's telephone number, including area code (978) 658-2500
                                                   --------------


                                      None
                ------------------------------------------------
                        (Former name, former address, and
                former fiscal year if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---


         Indicate number of shares outstanding of the registrant's Common Stock, par value $.00004 per share, as of May 11, 1998: 6,921,074.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS



                                                                           Page
Part I.  Financial Information

       Item 1 - Condensed Financial Statements

          Condensed Balance Sheets.......................................    1

          Condensed Statements of Operations.............................    2

          Condensed Statements of Cash Flows.............................    3

          Notes to Condensed Financial Statements........................  4-7

       Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 8-11

Part II. Other Information

       Item 2 - Changes in Securities and Use of Proceeds................   12

       Item 6 - Exhibits and Reports on Form 8-K.........................   13

Signature................................................................   14

Exhibit Index............................................................   15

PART I.   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             ASCENT PEDIATRICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                    March 31,         December 31,
                                                                       1998              1997
                                                                   ------------       ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents .................................   $    642,292       $ 11,700,612
     Current marketable securities .............................      2,529,662          2,527,900
     Accounts receivable, net ..................................        833,252            765,609
     Inventory (Note 3) ........................................      1,092,163            789,498
     Other current assets ......................................        466,186            124,874
                                                                   ------------       ------------
        Total current assets ...................................      5,563,555         15,908,493

Fixed assets, net ..............................................        833,548            759,563
Debt issue costs, net ..........................................        369,526            436,515
Intangibles, net ...............................................     11,047,694         11,215,506
Other assets ...................................................        113,859            113,386
                                                                   ------------       ------------
        Total assets ...........................................   $ 17,928,182       $ 28,433,463


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ..........................................   $  1,472,365       $  1,509,258
     Accrued expenses ..........................................      1,118,012          1,157,379
     Promissory note ...........................................             --          5,500,000
     Subordinated secured notes, current portion ...............      3,500,000          3,500,000
                                                                   ------------       ------------
        Total current liabilities ..............................      6,090,377         11,666,637

Subordinated secured notes .....................................        702,548          1,252,068
                                                                   ------------       ------------
        Total liabilities ......................................      6,792,925         12,918,705
Stockholders' Equity
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized; none issued and outstanding ................             --                 --
     Common stock, $.00004 par value; 60,000,000 shares
        authorized; 6,910,414 and 6,893,332 shares issued
        and outstanding at March 31, 1998 and
        December 31, 1997, respectively ........................            277                276
     Additional paid-in capital ................................     47,951,414         47,891,846
     Accumulated deficit .......................................    (36,819,312)       (32,378,480)
     Unrealized gain on securities .............................          2,878              1,116
                                                                   ------------       ------------
        Total stockholders' equity .............................     11,135,257         15,514,758
                                                                   ------------       ------------
        Total liabilities and stockholders' equity .............   $ 17,928,182       $ 28,433,463
                                                                   ============       ============




            See accompanying notes to condensed financial statements

                             ASCENT PEDIATRICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three months ended March 31,
                                                            -----------------------------
                                                               1998              1997
                                                            -----------       -----------

Product revenue, net ....................................   $ 1,314,049       $        --

Costs of sales ..........................................       470,347                --
                                                            -----------       -----------

Gross margin ............................................       843,702                --

Costs and expenses:
      Selling, general and administrative ...............     3,848,165           972,826
      Research and development ..........................     1,123,878         1,528,114
                                                            -----------       -----------

      Total costs and expenses ..........................     4,972,043         2,500,940
                                                            -----------       -----------

         Loss from operations ...........................    (4,128,341)       (2,500,940)

Interest income .........................................       158,822            72,745
Interest expense ........................................      (471,313)          (19,916)
Other income ............................................            --             9,242
                                                            -----------       -----------

         Net loss .......................................    (4,440,832)       (2,438,869)

Accretion to redemption value of
      preferred stock ...................................            --           219,626
                                                            -----------       -----------

         Net loss to common stockholders ................   $(4,440,832)      $(2,658,495)
                                                            ===========       ===========

Basic and diluted  net loss per common share ............   $     (0.64)      $    (13.42)
                                                            ===========       ===========

Weighted average shares outstanding .....................     6,910,414           198,155
                                                            ===========       ===========




            See accompanying notes to condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Three months ended March 31,
                                                                       ------------------------------
                                                                           1998              1997
                                                                       ------------       -----------

Cash flows for operating activities:
     Net loss ......................................................   $ (4,440,832)      $(2,438,869)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization .............................        293,365            22,098
         Non-cash interest expense .................................        325,480            19,916
         Gain on sales of fixed assets .............................             --            (9,242)
         Changes in operating assets and liabilities:
            Accounts receivable ....................................        (67,643)               --
            Inventory ..............................................       (302,665)               --
            Other assets ...........................................       (341,785)         (496,116)
            Accounts payable .......................................        (36,893)          274,148
            Accrued expenses .......................................        (39,367)          231,307
                                                                       ------------       -----------

               Net cash used for operating activities ..............     (4,610,340)       (2,396,758)

Cash flows used for investing activities:
     Purchase of property and equipment ............................       (132,548)         (174,757)
     Proceeds from sale of fixed assets ............................             --            38,069
                                                                       ------------       -----------

               Net cash used for investing activities ..............       (132,548)         (136,688)

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs .....         59,568                --
     Proceeds from sale of preferred stock, net of issuance costs ..             --         6,957,861
     Proceeds from issuance of debt and related warrants ...........             --         2,000,000
     Repayment of subordinated secured notes .......................       (875,000)               --
     Payment of promissory note ....................................     (5,500,000)               --
     Debt issue costs related to subordinated secured note .........             --          (210,304)
                                                                       ------------       -----------

               Net cash used for financing activities ..............     (6,315,432)        8,747,557

Net (decrease) increase in cash and cash equivalents ...............    (11,058,320)        6,214,111
Cash and cash equivalents, beginning of period .....................     11,700,612         2,085,743
                                                                       ------------       -----------
Cash and cash equivalents, end of period ...........................   $    642,292       $ 8,299,854
                                                                       ============       ===========


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest ....................................................   $    153,125       $        --
                                                                       ============       ===========



            See accompanying notes to condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   NATURE OF BUSINESS

     Ascent Pediatrics, Inc. (the "Company") is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, until July 9, 1997, the Company had operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith and commenced sales of the Feverall line of products. The Company also commenced sales of Pediamist nasal saline spray during the quarter ended December 31, 1997. On February 6, 1998, the Company entered into a four-year co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group ("Bristol-Myers Squibb") to exclusively promote Duricef(R) oral suspension to pediatricians in the United States.

     The Company has incurred net losses since inception and expects to incur additional operating losses in the future as the Company continues its product development programs, maintains its sales and marketing organization and introduces its products to the market. The Company is subject to a number of risks similar to other companies in the industry, including rapid technological change, uncertainty of market acceptance of products, uncertainty of regulatory approval, limited sales and marketing experience, competition from substitute products and larger companies, customers' reliance on third-party reimbursement, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-party manufacturers, distributors, collaborators and limited suppliers, product liability, and dependence on key individuals. These risks are set forth in more detail in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which are expressly incorporated by reference herein.

2.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended March 31, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

                                                  March 31,       December 31,
                                                    1998             1997
                                                 ----------       -----------

         Raw materials........................   $  548,821        $455,663
         Work in process......................           --          35,110
         Finished goods.......................      543,342         298,725
                                                 ----------        --------
         Total................................   $1,092,163        $789,498
                                                 ==========        ========

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 which for the Company is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required. Comprehensive income for the three months ended March 31, 1998 and 1997, is as follows:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------     -----------

         Net loss to common stockholders...............   $(4,440,832)     $(2,658,495)
         Unrealized gain on securities.................         1,762               --
                                                          ------------     -----------
         Total.........................................   $(4,439,070)     $(2,658,495)
                                                          ===========      ===========

     Recent Pronouncement

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company has not assessed the impact of SOP 98-5 on its financial statement disclosures.

5.   CO-PROMOTION AGREEMENT

     On February 6, 1998, the Company entered into a four-year co-promotion agreement with Bristol-Myers Squibb to exclusively promote Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States. As compensation for the Company's co-promotional efforts, Bristol-Myers Squibb has agreed to pay the Company a specified percentage of net sales of the product attributed to pediatricians (as defined in the agreement) on sales above a specified number of prescriptions for the product. In addition, Bristol-Myers Squibb has agreed to reimburse the Company for a specified amount of the Company's marketing costs during each year of the agreement.

6.   SUBSEQUENT EVENTS

     1998 Financing

     On May 13, 1998, the Company entered into a definitive agreement with funds affiliated with Furman Selz Investments and BancBoston Ventures, pursuant to which the investors will purchase at closing $7 million of Series G convertible exchangeable preferred stock (the "Preferred Stock"), $9 million of 8% seven-year subordinated notes (the "Subordinated Notes") and seven-year warrants to purchase 2,116,958 shares of common stock of the Company (the "Common Stock"). The Preferred Stock is convertible into Common Stock at a price of $4.75 per share, and the warrants are exercisable at a price of $4.75 per share. The Preferred Stock will automatically convert into Common Stock under specified circumstances based on the fair market value of the Company's Common Stock. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock (the "Convertible Notes") at the option of the Company any time within seven years of issuance of the Preferred Stock.

     The Subordinated Notes and the Convertible Notes (when issued upon exchange of the Preferred Stock) (collectively, the "1998 Notes") bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. The Company may also redeem the Preferred Stock (or the Convertible Notes issued upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends in the event of a change of control or unaffiliated merger of the Company, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In addition, in the event of a change of control or unaffiliated merger of the Company (as such terms are defined in the agreement), the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments will be added to the Company's Board of Directors.

     Primsol

     On May 1, 1998, the United States Food and Drug Administration notified the Company that, in connection with its New Drug Application for the 50mg/5ml formulation of Primsol trimethoprim solution, the Company will be required to conduct a pre-approval clinical use study to determine the adverse event profile of Primsol in children. The Company is currently discussing the form of this study with the FDA.

                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

The Company is a drug development and marketing company focused exclusively on the pediatric market. The Company commenced operations in March 1989 and prior to the quarter ended September 30, 1997 had been engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. The Company introduced its first product, Feverall, during the quarter ended September 30, 1997 and its second product, Pediamist, during the quarter ended December 31, 1997. During the quarter ended March 31, 1998, the Company began marketing Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States pursuant to a four-year co-promotion agreement with Bristol-Myers Squibb.

The Company has incurred net losses since its inception and expects to incur additional operating losses at least through the current fiscal year as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. The Company expects cumulative losses to increase over this period. The Company has incurred a deficit accumulated since inception through March 31, 1998 of $36,819,312.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997

Revenue and Cost of Sales. The Company had revenue of $1,314,000 for the three months ended March 31, 1998, compared with no revenue in the comparable prior year period due primarily to revenues from the sales of its Feverall products, which product line was acquired in July 1997 and, to a lesser extent, revenue from the Pediamist product. Cost of sales was $470,000 for the three months ended March 31, 1998 and was primarily attributable to the manufacturing cost associated with the marketing of the Feverall and Pediamist products.

Selling, General and Administrative Expenses. The Company incurred selling, general and administrative expenses for the three months ended March 31, 1998 of $3,848,000, which was an increase of $2,875,000 over the comparable prior year period. Selling expenses increased in the three months ended March 31, 1998 by $2,330,000 over the comparable prior year period primarily as a result of (i) increased personnel expenses related to the Company's sales and marketing personnel hired in the second half on 1997 and (ii) increased advertising and promotional activities relating to the marketing of Feverall and Pediamist. General and administrative expenses increased in the three months ended March 31, 1998 by $545,000 which was primarily a result of additional staffing expenses and amortization expenses of intangible assets related to the Feverall acquisition.

Research and Development. The Company incurred research and development expenses for the three months ended March 31, 1998 of $1,124,000, a decrease of $404,000 from the comparable prior year period. This decrease primarily reflects increased product development charges in the prior year period for the Company's Pediavent albuterol controlled-release suspension product and increased clinical trial expenditures for the Company's Feverall ER acetaminophen beaded product.

Interest. The Company had interest income of $159,000 for the three months ended March 31, 1998, an increase of $86,000 over the comparable prior year period. This increase was primarily attributable to an increase in funds available for investment by the Company as a result of the Company's initial public offering and issuance of subordinated secured notes in the first half of 1997. The Company had interest expense of $471,000 for the three months ended March 31, 1998, an increase of $451,000 over the comparable prior year period. The interest expense includes the accretion of the subordinated secured notes and related cash interest payments.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily from private sales of capital stock, subordinated secured notes and related Common Stock purchase warrants and an initial public offering of shares of Common Stock. In addition, in the second half of 1997, the Company began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray. As of March 31, 1998, the Company had raised approximately $27,123,000 (net of issuance costs) from the sales of preferred stock, approximately $6,404,000 (net of issuance costs) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of Common Stock.

On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith for a purchase price of $11,905,000. The Company issued a promissory note for $5.5 million as partial payment for the purchase price, which promissory note was paid in full on February 20, 1998.

In January and May 1997, the Company issued an aggregate of $7 million of subordinated secured notes, resulting in net proceeds to the Company of $6,404,000, which was recorded as a liability of $4,494,000 with $2,506,000 to be accreted as interest expense over the term of the notes. The notes amortize in eight equal quarterly principal installments and require quarterly interest payments on the unpaid balance. The notes mature on September 2, 1999. The notes are collateralized by a lien on all of the Company's assets, prohibit the payment of dividends by the Company and, subject to certain exceptions (including for up to $6 million of senior secured bank financing), prohibit the incurrence of additional indebtedness. On March 3, 1998, the Company made its second quarterly payment of principal and interest, $875,000 and $153,125 respectively, that was due on the subordinated secured notes.

Through March 31, 1998, the Company applied the proceeds from the sales of preferred stock, subordinated notes, its initial public offering and product and other revenues to fund the purchase of the Feverall product line, partial payment of the subordinated secured notes and interest, and general corporate purposes. As of March 31, 1998, the Company had cash, cash equivalents and current marketable securities of $3,172,000.

On May 13, 1998, the Company entered into a definitive agreement (the "1998 Financing Agreement") with funds affiliated with Furman Selz Investments and BancBoston Ventures, pursuant to which the Company will issue and sell at the closing $7 million of Series G convertible exchangeable preferred stock, $9 million of 8% seven-year subordinated notes and seven-year warrants to purchase 2,116,958 shares of Common Stock (collectively the "1998 Financing"). The Preferred Stock is convertible into Common Stock at a price of $4.75 per share, and the warrants are exercisable at a price of $4.75 per share. The Preferred Stock will automatically convert into Common Stock under specified circumstances based on the fair market value of the Company's Common Stock. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock at the option of the Company any time within seven years of issuance of the Preferred Stock. The Company intends to use the net proceeds, after fees and expenses, of $14.7 million to repay the outstanding $5.3 million in subordinated secured notes and the balance for working capital.

The Subordinated Notes and Convertible Notes (when issued upon exchange of the Preferred Stock) bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. The Company may redeem the Subordinated Notes in whole or in part at any time by paying the outstanding principal plus accrued and unpaid interest on such notes. The Company may also redeem the Preferred Stock (or the Convertible Notes issued upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends in the event of a change of control or unaffiliated merger of the Company, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In addition, in the event of a change of control or unaffiliated merger of the Company (as such terms are defined in the agreement), the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments will be added to the Company's Board of Directors.

The Company has no committed external sources of capital. The Company expects, based on its current operating plan, that its existing capital resources, taken together with the proceeds of the 1998 Financing and internally generated funds, should be adequate to satisfy its capital requirements for at least the next 12 months. However, the Company's future capital requirements will depend on many factors, including continued progress in its product development programs, the magnitude of these programs, the results of preclinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the cost involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the costs and success of commercialization activities and arrangements, particularly the level of product sales. The Company's business strategy requires a significant commitment of funds to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

Although the Company has entered into a binding agreement with respect to the 1998 Financing, the closing of such financing is subject to a number of different conditions and is not scheduled to occur until June 1998. In the event that the Company does not complete the 1998 Financing by such date or at all, the Company will be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products which the Company would otherwise pursue on its own or significantly scale back or terminate operations.

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

RECENT PRONOUNCEMENT

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company has not assessed the impact of SOP 98-5 on its financial statement disclosures.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-Q contains certain forward-looking statements. For this purpose, any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission, which are expressly incorporated by reference herein.

PART II.  OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the initial public offering (the "Offering") of shares of Common Stock of the Company, the Company's Registration Statement on Form S-1, Commission File No. 333-23319 (the "Registration Statement"), was declared effective by the Securities and Exchange Commission on May 29, 1997. In the Offering, the Company issued and sold an aggregate of 2,240,000 shares of Common Stock, with an aggregate offering price of $20,160,000, and paid an aggregate of $2,630,661 in total expenses, which consisted of $1,411,200 in underwriting discounts and commissions, $3,492 in expenses paid to or for the underwriters and an aggregate of $1,216,059 in accounting, legal, printing and other expenses. None of these expenses was paid, directly or indirectly, to directors, officers, general partners of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company or affiliates of the Company. The net Offering proceeds to the Company, after deducting total expenses of the Offering, was $17,529,339.

From May 29, 1997 through March 31, 1998, the Company used the net Offering proceeds in the following manner:


-----------------------------------------------------------------------------------------------------------
                                          Direct or indirect payments to
                                      directors, officers, general partners
                                       of the Company or their associates;
                                         to persons owning ten percent or
                                           more of any class of equity
                                          securities of the Company, and     Direct or indirect payments to
                                           to affiliates of the Company                   Others
-----------------------------------------------------------------------------------------------------------
Construction of a plant, building
or facilities                                        $        0                         $         0
-----------------------------------------------------------------------------------------------------------
Purchase and installation of
-----------------------------------------------------------------------------------------------------------
Machinery and equipment                              $        0                         $   660,540
-----------------------------------------------------------------------------------------------------------
Purchase of real estate                              $        0                         $         0
-----------------------------------------------------------------------------------------------------------
Acquisition of other business(es)                    $        0                         $11,471,000
-----------------------------------------------------------------------------------------------------------
Repayment of debt                                    $1,768,250                         $   309,875
-----------------------------------------------------------------------------------------------------------
Working capital                                      $        0                         $ 3,319,674
-----------------------------------------------------------------------------------------------------------
Temporary investment (specify)                       $        0                         $         0
-----------------------------------------------------------------------------------------------------------
Other purposes (specify)                             $        0                         $         0
-----------------------------------------------------------------------------------------------------------


In March 1998, the Company paid an aggregate of $1,050,000 (representing the second of eight equal quarterly payments of principal under the subordinated secured notes and interest on the outstanding principal amount of such notes as of such date) to the holders of the subordinated secured notes of the Company, including a profit sharing plan for the benefit of Thomas W. Janes, a director of the Company, and Triumph-Connecticut Limited Partnership, and affiliated entity. In all other respects, the Company's use of the net Offering proceeds in the period from January 1, 1998 through March 31, 1998 does not represent a material change in the use of proceeds described in the Registration Statement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits                   See exhibit index on page 15 for a list
                                        of the exhibits filed as part of this
                                        Quarterly Report on Form 10-Q, which
                                        exhibit index is incorporated herein by
                                        reference.

         (b) Reports on Form 8-K        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               ASCENT PEDIATRICS, INC.


Date: May 14, 1998             By: /s/ JOHN G. BERNARDI
                                   -------------------------------------------
                                   John G. Bernardi,  Vice-President-Finance
                                   and Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------

        27                    Financial Data Schedule

        99 Pages 28 through 35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).