Form 10-Q
period 1998-06-30
ASCENT PEDIATRICS INC
filed 1998-08-14
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER 000-22347
                                               ---------


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


                                      NONE
                                      ----
                        (Former name, former address, and
                former fiscal year if changed since last report)

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


       Indicate number of shares outstanding of the registrant's Common Stock, par value $.00004 per share, as of August 6, 1998: 6,921,287.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

Part I.  Financial Information

     Item 1 - Condensed Financial Statements

          Condensed Balance Sheets.....................................     1

          Condensed Statements of Operations...........................     2

          Condensed Statements of Cash Flows...........................     3

          Notes to Condensed Financial Statements......................   4-7

     Item 2 - Management's Discussion and Analysis of Financial

          Condition and Results of Operations..........................  7-10

Part II. Other Information

     Item 2 - Changes in Securities and Use of Proceeds................    11

     Item 4 - Submission of Matters to a Vote of Security Holders .....    11

     Item 5 - Other Information........................................ 11-12

     Item 6 - Exhibits and Reports on Form 8-K.........................    12

Signature..............................................................    13

Exhibit Index..........................................................    14

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             ASCENT PEDIATRICS, INC.
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                        June 30,      December 31,
                                                                          1998            1997
                                                                      ------------    ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents .....................................  $  8,292,382    $ 11,700,612
     Current marketable securities .................................       500,300       2,527,900
     Accounts receivable, net ......................................       687,548         765,609
     Inventory (Note 3) ............................................       958,350         789,498
     Other current assets ..........................................       385,628         124,874
                                                                      ------------    ------------
        Total current assets .......................................    10,824,208      15,908,493

Fixed assets, net ..................................................       787,310         759,563
Debt issue costs, net ..............................................       647,304         436,515
Intangibles, net ...................................................    10,873,058      11,215,506
Other assets .......................................................       106,352         113,386
                                                                      ============    ============
        Total assets ...............................................  $ 23,238,232    $ 28,433,463
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..............................................  $    850,377    $  1,509,258
     Accrued expenses ..............................................     1,306,772       1,157,379
     Promissory note (Note 6) ......................................            --       5,500,000
     Subordinated secured notes, current portion (Note 6) ..........            --       3,500,000
                                                                      ------------    ------------
        Total current liabilities ..................................     2,157,149      11,666,637

Subordinated notes (Note 6) ........................................     8,656,652       1,252,068
                                                                      ------------    ------------
        Total liabilities ..........................................    10,813,801      12,918,705

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        7,000 and 0 shares issued and outstanding at June 30, 1998
        and December 31, 1997, respectively ........................            70              --
     Common stock, $.00004 par value; 60,000,000 shares authorized;
        6,921,287 and 6,893,332 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively ..........           277             276
     Additional paid-in capital ....................................    54,782,895      47,891,846
     Accumulated deficit ...........................................   (42,354,529)    (32,378,480)
     Unrealized (loss) gain on securities ..........................        (4,282)          1,116
                                                                      ------------    ------------
        Total stockholders' equity .................................    12,424,431      15,514,758
                                                                      ============    ============
        Total liabilities and stockholders' equity .................  $ 23,238,232    $ 28,433,463
                                                                      ============    ============








           See accompanying notes to condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three months ended June 30,              Six months ended June 30,
                                                        -------------------------------         -------------------------------
                                                            1998                1997                1998                1997
                                                        -----------         -----------         -----------         -----------

Product revenue ....................................    $   840,171         $        --         $ 2,154,220         $        --

Costs of sales .....................................        429,923                  --             900,271                  --
                                                        -----------         -----------         -----------         -----------

Gross margin .......................................        410,248                  --           1,253,949                  --

Costs and expenses:
      Selling, general and administrative ..........      3,854,521           1,378,686           7,702,678           2,351,512
      Research and development .....................        887,595             937,466           2,011,472           2,465,581
                                                        -----------         -----------         -----------         -----------

      Total costs and expenses .....................      4,742,116           2,316,152           9,714,150           4,817,093
                                                        -----------         -----------         -----------         -----------

         Loss from operations ......................     (4,331,868)         (2,316,152)         (8,460,201)         (4,817,093)

Interest income ....................................         58,441             168,312             217,263             241,057
Interest expense ...................................     (1,197,632)           (305,173)         (1,668,945)           (325,089)
Other income .......................................             --                  --                  --               9,242
                                                        -----------         -----------         -----------         -----------

         Net loss ..................................     (5,471,059)         (2,453,013)         (9,911,883)         (4,891,883)

Accretion of preferred dividends ...................        (64,167)                 --             (64,167)                 --

Accretion to redemption value of
      preferred stock ..............................             --              27,735                  --             247,361
                                                        -----------         -----------         -----------         -----------

         Net loss to common stockholders ...........    $(5,535,226)        $(2,480,748)        $(9,976,050)        $(5,139,244)
                                                        ===========         ===========         ===========         ===========

Basic and diluted  net loss per common share .......    $     (0.80)        $     (0.97)        $     (1.44)        $     (3.74)
                                                        ===========         ===========         ===========         ===========

Weighted average shares outstanding ................      6,921,176           2,551,752           6,915,795           1,374,953
                                                        ===========         ===========         ===========         ===========











            See accompanying notes to condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Six months ended June 30,
                                                                           -------------------------------
                                                                               1998                1997
                                                                           -----------         -----------
Cash flows for operating activities:
     Net loss .........................................................    $(9,911,883)        $(4,891,883)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation and amortization ................................        947,444              84,166
         Non-cash interest expense ....................................      1,377,071             315,091
         Gain on sales of fixed assets ................................             --              (9,242)
         Changes in operating assets and liabilities:
            Accounts receivable .......................................         78,061                  --
            Inventory .................................................       (168,852)                 --
            Other assets ..............................................       (253,720)           (562,055)
            Accounts payable ..........................................       (658,881)            312,397
            Accrued expenses ..........................................         85,226             165,998
                                                                           -----------         -----------

               Net cash used for operating activities .................     (8,505,534)         (4,585,528)

Cash flows used for investing activities:
     Purchase of property and equipment ...............................       (188,503)           (314,305)
     Proceeds from sale of marketable securities ......................      2,022,202                  --
     Proceeds from sale of fixed assets ...............................             --              38,050
                                                                           -----------         -----------

               Net cash used for investing activities .................      1,833,699            (276,255)

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs ........         96,469          17,863,188
     Proceeds from sale of preferred stock, net of issuance costs .....      6,447,166           6,930,126
     Proceeds from issuance of debt and related warrants ..............      9,000,000           7,000,000
     Debt issue costs .................................................       (655,030)           (594,565)
     Repayment of subordinated secured notes ..........................     (6,125,000)                 --
     Payment of promissory note .......................................     (5,500,000)                 --
                                                                           -----------         -----------

               Net cash provided by financing activities ..............      3,263,605          31,198,749

Net (decrease) increase in cash and cash equivalents ..................     (3,408,230)         26,336,966
Cash and cash equivalents, beginning of period ........................     11,700,612           2,085,743
                                                                           ===========         ===========
Cash and cash equivalents, end of period ..............................    $ 8,292,382         $28,422,709
                                                                           ===========         ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest .......................................................    $   282,793         $        --
                                                                           ===========         ===========



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

2.  BASIS OF PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended June 30, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.  INVENTORIES

    Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

                                                      June 30,    December 31,
                                                        1998          1997
                                                      --------    ------------

       Raw materials................................  $436,822      $455,663
       Work in process..............................        --        35,110
       Finished goods...............................   521,528       298,725
                                                      --------      --------
       Total........................................  $958,350      $789,498
                                                      ========      ========

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Net Loss Per Common Share

    The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. Basic net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income per common share.

    Options, warrants, preferred stock and debt to purchase or convert to 1,747,220 and 1,713,300 shares of common stock were outstanding for the three and six months ended June 30, 1998, respectively, but were not included in the computation of diluted net loss per common share. Options, warrants, preferred stock and debt to purchase or convert to 4,266,245 and 4,516,314 shares of common stock were outstanding for the three and six months ended June 30, 1997, respectively, but were not included in the computation of diluted net loss per common share. These potentially dilutive securities have not been included in the computation of diluted net loss per common share because the Company is a loss position and, the inclusion of such shares therefore, would be antidilutive.

    Additionally, options and warrants to purchase 3,079,853 and 414,792 shares of common stock were outstanding as of June 30, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and therefore, would be antidilutive under the treasury stock method.

    In accordance with Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission in February 1998, the Company restated loss per share for prior periods without including certain awards of stock and warrants issued within a one-year period prior to the initial filing of the initial public offering of shares of the Company's common stock.

    Comprehensive Income

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the unrealized gains and losses on certain marketable securities.
    SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 which for the Company is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required. Comprehensive income for the three and six months ended June 30, 1998 and 1997, is as follows:

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ---------------------------    --------------------------
                                          1998           1997            1998          1997
                                      -----------    ------------    -----------   ------------

Net loss............................  $(5,471,059)   $(2,453,013)    $(9,911,883)  $(4,891,883)
Unrealized gain on securities.......       (7,160)            --          (5,398)           --
                                      -----------    -----------     -----------   -----------
Comprehensive loss..................  $(5,478,219)   $(2,453,013)    $(9,917,281)  $(4,891,883)
                                      -----------    -----------     -----------   -----------

    Recent Accounting Pronouncements

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company is evaluating SFAS 133 to determine its impact on its financial statements.

5.  CO-PROMOTION AGREEMENT

    On February 6, 1998, the Company entered into a four-year co-promotion agreement with Bristol-Myers Squibb to exclusively promote Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States. As compensation for the Company's co-promotional efforts, Bristol-Myers Squibb has agreed to pay the Company a specified percentage of net sales of the product attributed to pediatricians (as defined in the agreement) on sales above a specified number of prescriptions for the product. In addition, Bristol-Myers Squibb has agreed to reimburse the Company for a specified amount of the Company's marketing costs during each year of the agreement. Through June 30, 1998, the Company has not recorded any revenue under this agreement.

6.  1998 FINANCING

    On June 1, 1998, the Company issued and sold to funds affiliated with Furman Selz Investments and BancBoston Ventures an aggregate of $7 million of Series G convertible exchangeable preferred stock (the "Preferred Stock"), $9 million of 8% seven-year subordinated notes (the "Subordinated Notes") and seven-year warrants to purchase 2,116,958 shares of common stock for an aggregate purchase price of $16 million (the "1998 Financing"). The
    $9 million of Subordinated Notes issued and sold was allocated to the fair value of the Subordinated Notes and the fair value of the warrants. Accordingly the Subordinated Notes will be accreted as interest expense to the maturity amount over the term of the Subordinated Notes. Amounts allocated to the warrants was included in additional paid in capital. The Preferred Stock is convertible into common stock at a price of $4.75 per share, which was above the fair market value of the Company's common stock at June 1, 1998, and the warrants are exercisable at a price of $4.75 per share. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes (the "Convertible Notes") having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock solely at the option of the Company any time within seven years of issuance of the Preferred Stock. The Subordinated Notes and Convertible Notes (when and if issued upon exchange of the Preferred Stock) (collectively, the "1998 Notes") bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. In the event of a change in control or unaffiliated merger of the Company, the Company may redeem the Preferred Stock (or the Convertible Notes issuable upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of the Company, the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments was added to the Company's Board of Directors. Immediately upon the closing of the 1998 Financing, the Company used $5.3 million of the $14.7 million of net proceeds of the 1998 Financing (after fees and expenses) to repay outstanding subordinated secured notes.

7.  SUBSEQUENT EVENTS

    Primsol

    On August 4, 1998, the United States Food and Drug Administration ("FDA") notified the Company that, in connection with the FDA's review of the Company's New Drug Application ("NDA") for the 50mg/5ml formulation of Primsol trimethoprim solution, the FDA would require the Company to conduct a non-controlled pre-approval clinical safety study of the 50mg/5ml formulation of Primsol in 300 pediatric patients. In light of the anticipated costs and time involved in conducting such a study, the Company is considering submitting to the FDA a revised formulation of the 50mg/5ml formulation of Primsol which will not contain an inactive ingredient contained in the current formulation. The Company believes that the presence of this inactive ingredient in the current formulation caused the FDA to require the additional study. The Company believes that it could complete the revised formulation and submit a new NDA to the FDA by the end of 1998.

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

The Company has incurred net losses since its inception and expects to incur additional operating losses at least through the next fiscal year as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. The Company expects cumulative losses to increase over this period. The Company has incurred a deficit accumulated since inception through June 30, 1998 of $42,355,000.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared with Three and Six Months Ended June 30, 1997.

Revenue and Cost of Sales. The Company had net revenue for the three and six months ended June 30, 1998 of $840,000 and $2,154,000, respectively, compared with no revenue in the comparable prior year periods. Revenue was primarily due to the sales of Feverall products. Cost of sales was $430,000 and $900,000 for the three and six months ended June 30, 1998, respectively, compared with no cost of sales for the comparable prior year periods. Cost of sales was primarily attributable to the manufacturing cost associated with the production of the Feverall and Pediamist products and net realizable value adjustments to inventory.

Selling, General and Administrative. The Company incurred selling, general and administrative expenses for the three and six months ended June 30, 1998 of $3,855,000 and $7,703,000, respectively, as compared to $1,379,000 and
$2,352,000 for the comparable periods in 1997. Selling expenses increased in the three and six months ended June 30, 1998 by $1,529,000 and $3,859,000, respectively, primarily as a result of (i) increased personnel expenses associated with the hiring of the Company's field sales organization and (ii) increased marketing expenditures associated with the introduction of the Company's first two product offerings, Feverall and Pediamist. General and administrative expenses increased in the three and six months ended June 30, 1998 by $948,000 and $1,492,000, respectively, primarily as a result of (i) increased amortization expenses associated with capitalized debt issuance costs and the intangible assets resulting from the Feverall acquisition and (ii) increased insurance expenses related to product liability, automobile and directors' and officers' liability insurance.

Research and Development. The Company incurred research and development expenses for the three and six months ended June 30, 1998 of $888,000 and $2,011,000, respectively, as compared to $937,000 and $2,466,000 for the comparable periods in 1997. The decrease primarily reflects clinical trials for the Company's Feverall ER acetaminophen beaded product conducted during the first half of 1997.

Interest. For the three and six months ended June 30, 1998, the Company had interest income of $58,000 and $217,000 respectively, as compared to $168,000 and $241,000 for the comparable prior year periods. The decreases in both periods were primarily attributable to a decrease in funds available for investment. For the three and six months ended June 30, 1998, the Company had interest expense of $1,198,000 and $1,669,000 respectively, or an increase of $892,000 and $1,344,000, respectively, over the comparable prior year periods. The increase was primarily the result of (i) the full quarter effect of both cash and non-cash interest accrued and accreted for certain subordinated secured notes and (ii) the acceleration of accretion to full value of the notes repaid during the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily from private sales of capital stock, subordinated secured notes and related common stock purchase warrants and an initial public offering of shares of common stock. In addition, in the second half of 1997, the Company began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal spray. As of June 30, 1998, the Company had raised approximately $33,570,000 (net of issuance costs) from the sales of preferred stock and related warrants, approximately $14,749,000 (net of issuance costs) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock.

On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen suppositories from Upsher-Smith for a purchase price of $11,905,000. The Company issued a promissory note for $5.5 million as partial payment for the purchase price, which promissory note was paid in full on February 20, 1998.

In January and June 1997, the Company issued an aggregate of $7 million of subordinated secured notes, resulting in net proceeds to the Company of $6,404,000, which was recorded as a liability of $4,494,000 with $2,506,000 to be accreted as interest expense over the term of the notes. On June 1, 1998, the Company paid in full the remaining principal and interest due of approximately $5,250,000 and $130,000, respectively.

On June 1, 1998, the Company issued and sold to funds affiliated with Furman Selz Investments and BancBoston Ventures an aggregate of $7 million of Series G convertible exchangeable preferred stock (the "Preferred Stock"), $9 million of 8% seven-year subordinated notes (the "Subordinated Notes") and seven-year warrants to purchase 2,116,958 shares of common stock for an aggregate purchase price of $16 million (the "1998 Financing"). The $9 million of Subordinated Notes issued and sold was allocated to the fair value of the Subordinated Notes and the fair value of the warrants. Accordingly the Subordinated Notes will be accreted as interest expense to the maturity amount over the term of the Subordinated Notes. Amounts allocated to the warrants was included in additional paid in capital. The Preferred Stock is convertible into common stock at a price of $4.75 per share, which was above the fair market value of the Company's common stock at June 1, 1998, and the warrants are exercisable at a price of $4.75 per share. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes (the "Convertible Notes") having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock solely at the option of the Company any time within seven years of issuance of the Preferred Stock. The Subordinated Notes and Convertible Notes (when and if issued upon exchange of the Preferred Stock) (collectively, the "1998 Notes") bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. In the event of a change in control or unaffiliated merger of the Company, the Company may redeem the Preferred Stock (or the Convertible Notes issuable upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of the Company, the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments was added to the Company's Board of Directors. The Company has used a portion of the net proceeds, after fees and expense, of $14.7 million to repay the $5.3 million in subordinated secured notes and intends to use the balance for working capital.

The Company's future capital requirements will depend on many factors, including the costs and margins on such sales and success of its commercialization activities and arrangements, particularly the level of product sales, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the cost involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, and the ability of the Company to maintain and in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships. The Company's business strategy requires a significant commitment of funds to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market. The Company has no committed external sources of capital. The Company expects, based on its current operating plan, that its existing capital and internally generated funds should be adequate to satisfy its capital requirements through the end of the first quarter of 1999. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, and there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company is evaluating SFAS 133 to determine its impact on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-Q contains certain forward looking statements. For this purpose any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission, which are expressly incorporated by reference herein.

PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 1, 1998, the Company issued and sold an aggregate of $7 million of Series G convertible exchangeable preferred stock, $9 million of 8% seven-year subordinated notes and seven-year warrants to purchase 2,116,958 shares of common stock to five entities for an aggregate purchase price of $16 million. These issuances were conducted pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 10, 1998, the following proposals were adopted by the vote specified below:

      (a) Election of Class I Directors

                                                          Withheld
                                            For          Authority
                                          ---------      ---------
          Raymond F. Baddour, Sc.D.       4,383,096        11,750
          Michael J.F. Du Cros            4,383,196        11,650
          Lee J. Schroeder                4,390,296         4,550

      In addition, the following directors' terms in office continued after the Annual Meeting: Alan R. Fox, Robert E. Baldini, Emmett Clemente, Ph.D., Andre Lamotte, Sc.D., Thomas W. Janes, and Terrence McGuire. On June 1, 1998, Thomas W. Janes resigned as director and was replaced by James Luikart, a representative of Furman Selz Investments.

      (b) Amendment to the Company's 1992 Equity Incentive Plan

         For          Against      Abstain     Broker Non-Votes
      ---------       -------      -------     ----------------
      2,910,840       735,338       7,160           741,508

      (c) Ratification of Selection of Independent Auditors

         For          Against      Abstain     Broker Non-Votes
      ---------       -------      -------     ----------------
      4,390,844        2,100        1,902              0


ITEM 5.   OTHER INFORMATION

Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be received by the Secretary of the Company at the principal offices of the Company no later that January 6, 1999.

In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Company at the principal offices of the Company, and received not less than 60 days nor more that 90 days prior to the 1999 Annual Meeting; provided however, that if less that 70 days' notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination or other proposal shall have been mailed or delivered to the Secretary not later that the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on June 9, 1999. Assuming that this date does not change, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided no earlier than March 11, 1999 and no later than April 10, 1999. The advance notice provisions of the Company's by-laws supercede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          See exhibit index on page 14 for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

      (b) Reports on Form 8-K.

          On June 2, 1998, the Company filed a Current Report on Form 8-K dated June 1, 1998 with the Securities and Exchange Commission announcing the issuance and sale by the Company of an aggregate of $7 million of Series G convertible exchangeable preferred stock, $9 million of 8% seven-year subordinated notes and seven-year warrants to purchase 2,116,958 shares of common stock of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ASCENT PEDIATRICS, INC.

Date: August 14, 1998                By: /s/ JOHN G. BERNARDI
                                     ------------------------------------------
                                     John G. Bernardi, Vice-President-Finance
                                     and Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number            Description
--------------            -----------

      27                  Financial Data Schedule

      99(1) Pages 28 through 35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)


      (1) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 filed with the Securities and Exchange Commission on May 15, 1998.