Form 10-Q
period 1998-09-30
ASCENT PEDIATRICS INC
filed 1998-11-16
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER 000-22347
                                               ---------

                             ASCENT PEDIATRICS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                           04-3047405
-------------------------------                           ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification Number)


187 Ballardvale Street, Suite B125, Wilmington, MA                  01887
--------------------------------------------------               ---------
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

                              Yes [ X ]    No [   ]

         Indicate number of shares outstanding of the registrant's Common Stock, par value $.00004 per share, as of November 3, 1998: 6,975,921.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS



                                                                        Page
                                                                        ----
Part I.    Financial Information

       Item 1 - Condensed Financial Statements

              Condensed Balance Sheets.................................    1

              Condensed Statements of Operations.......................    2

              Condensed Statements of Cash Flows.......................    3

              Notes to Condensed Financial Statements..................    4

       Item 2 - Management's Discussion and Analysis of Financial

              Condition and Results of Operations......................    8

Part II.   Other Information

       Item 6 - Exhibits and Reports on Form 8-K.......................   13

Signature..............................................................   14

Exhibit Index..........................................................   15

PART I.   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            ASCENT PEDIATRICS, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                   September 30,       December 31,
                                                                                                       1998                1997
                                                                                                   ------------        ------------
                                                      ASSETS
Current Assets:
     Cash and cash equivalents .............................................................       $  5,722,354        $ 11,700,612
     Current marketable securities .........................................................               --             2,527,900
     Accounts receivable, net ..............................................................            813,057             765,609
     Inventories (Note 3) ..................................................................            728,093             789,498
     Other current assets ..................................................................            328,780             124,874
                                                                                                   ------------        ------------
         Total current assets ..............................................................          7,592,284          15,908,493

Fixed assets, net ..........................................................................            779,955             759,563
Debt issue costs, net ......................................................................            629,835             436,515
Intangibles, net ...........................................................................         10,698,423          11,215,506
Other assets ...............................................................................             98,948             113,386
                                                                                                   ------------        ------------
      Total assets .........................................................................       $ 19,799,445        $ 28,433,463
                                                                                                   ============        ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable ......................................................................       $    840,011        $  1,509,258
     Accrued expenses ......................................................................          1,923,867           1,157,379
     Promissory note (Note 6) ..............................................................               --             5,500,000
     Subordinated secured notes, current portion (Note 6) ..................................               --             3,500,000
                                                                                                   ------------        ------------
         Total current liabilities .........................................................          2,763,878          11,666,637

Subordinated notes (Note 6) ................................................................          8,669,063           1,252,068
                                                                                                   ------------        ------------
         Total liabilities .................................................................         11,432,941          12,918,705

Stockholders' Equity
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
       7,000 and 0 shares issued and outstanding at September 30, 1998 and December 31, 1997, respectively (liquidation
       preference of $7,000,000) ...........................................................                 70                --
     Common stock, $.00004 par value; 60,000,000 shares authorized; 6,967,421 and 6,893,332 shares issued and outstanding at September 30, 1998
       and December 31, 1997, respectively .................................................                278                 276
     Additional paid-in capital ............................................................         54,851,622          47,891,846
     Accumulated deficit ...................................................................        (46,485,466)        (32,378,480)
     Unrealized gain on securities .........................................................               --                 1,116
                                                                                                   ------------        ------------
         Total stockholders' equity ........................................................          8,366,504          15,514,758
                                                                                                   ------------        ------------
         Total liabilities and stockholders' equity ........................................       $ 19,799,445        $ 28,433,463
                                                                                                   ============        ============










            See accompanying notes to condensed financial statements.

                            ASCENT PEDIATRICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                             Three months ended September 30,       Nine months ended September 30,
                                                             --------------------------------       -------------------------------
                                                                  1998               1997               1998               1997
                                                              ------------       ------------       ------------       ------------

Revenue ................................................      $  1,001,494       $    932,650       $  3,155,714       $    932,650

Costs of sales .........................................           508,668            404,000          1,575,605            404,000
                                                              ------------       ------------       ------------       ------------

Gross margin ...........................................           492,826            528,650          1,580,109            528,650

Costs and expenses:
      Selling, general and administrative ..............         3,569,116          2,068,354         10,780,265          4,419,866
      Research and development .........................           773,119            992,370          2,784,585          3,457,893
                                                              ------------       ------------       ------------       ------------

      Total costs and expenses .........................         4,342,235          3,060,724         13,564,850          7,877,759
                                                              ------------       ------------       ------------       ------------

          Loss from operations .........................        (3,849,409)        (2,532,074)       (11,984,741)        (7,349,109)

Interest income ........................................           103,383            285,599            320,646            526,656
Interest expense .......................................          (192,411)          (507,944)        (1,019,760)          (833,033)
Other income ...........................................              --                 --                 --                9,242
                                                              ------------       ------------       ------------       ------------

          Net loss before extraordinary item ...........        (3,938,437)        (2,754,419)       (12,683,855)        (7,646,244)

Extraordinary item-debt redemption (Note 6), net of
      applicable taxes of $0 ...........................              --                 --           (1,166,463)              --
                                                              ------------       ------------       ------------       ------------

          Net loss .....................................        (3,938,437)        (2,754,419)       (13,850,318)        (7,646,244)

Accretion of preferred dividends .......................          (192,501)              --             (256,668)              --
Accretion to redemption value of
      preferred stock ..................................              --                 --                 --              247,361
                                                              ------------       ------------       ------------       ------------

          Net loss to common stockholders ..............      $ (4,130,938)      $ (2,754,419)      $(14,106,986)      $ (7,893,605)
                                                              ============       ============       ============       ============



Results per common share:
      Historical - basic and diluted:
          Net loss before extraordinary item ...........      $      (0.57)      $      (0.40)      $      (1.83)      $      (2.38)
                                                              ============       ============       ============       ============

          Extraordinary item ...........................      $       --         $       --         $      (0.17)      $       --
                                                              ============       ============       ============       ============

          Net loss .....................................      $      (0.57)      $      (0.40)      $      (2.00)      $      (2.38)
                                                              ============       ============       ============       ============

          Net loss to common stockholders ..............      $      (0.59)      $      (0.40)      $      (2.04)      $      (2.46)
                                                              ============       ============       ============       ============

Weighted average shares outstanding ....................         6,952,377          6,893,045          6,927,989          3,214,317
                                                              ============       ============       ============       ============




            See accompanying notes to condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Nine months ended September 30,
                                                                                                -----------------------------------
                                                                                                    1998                   1997
                                                                                                ------------           ------------
Cash flows for operating activities:
     Net loss ........................................................................          $(13,850,318)          $ (7,646,244)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
          Depreciation and amortization ..............................................             1,238,779                378,573
          Non-cash interest expense ..................................................               547,884                774,700
          Non-cash extraordinary item ................................................               841,596                   --
          Gain on sale of fixed assets ...............................................                  --                   (9,242)
          Changes in operating assets and liabilities:
            Accounts receivable ......................................................               (47,448)              (517,859)
            Inventory ................................................................                61,405               (528,144)
            Other assets .............................................................              (189,468)              (493,372)
            Accounts payable .........................................................              (669,246)               184,991
            Accrued expenses .........................................................               509,820                449,786
                                                                                                ------------           ------------

            Net cash used for operating activities ...................................           (11,556,996)            (7,406,811)

Cash flows used for investing activities:
     Purchase of property and equipment ..............................................              (274,217)              (418,332)
     Proceeds from sale of marketable securities .....................................             2,526,784                   --
     Proceeds from sale of fixed assets ..............................................                  --                   38,050
     Payments related to acquisition .................................................                  --               (5,743,998)
                                                                                                ------------           ------------

            Net cash provided by (used for) investing activities .....................             2,252,567             (6,124,280)

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs .......................               175,600             17,532,508
     Proceeds from sale of preferred stock, net of issuance costs ....................             6,436,763              6,922,319
     Proceeds from issuance of debt ..................................................             8,652,515              4,494,260
     Proceeds from issuance of debt related warrants .................................               347,485              2,505,740
     Debt issue costs ................................................................              (661,192)              (596,040)
     Repayment of subordinated secured notes .........................................            (6,125,000)                  --
     Payment of promissory note ......................................................            (5,500,000)                  --
                                                                                                ------------           ------------

            Net cash provided by financing activities ................................             3,326,171             30,858,787

Net (decrease) increase in cash and cash equivalents .................................            (5,978,258)            17,327,696
Cash and cash equivalents, beginning of period .......................................            11,700,612              2,085,743
                                                                                                ------------           ------------
Cash and cash equivalents, end of period .............................................          $  5,722,354           $ 19,413,439
                                                                                                ============           ============


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest ......................................................................          $    282,793           $       --
                                                                                                ============           ============




            See accompanying notes to condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   NATURE OF BUSINESS

     Ascent Pediatrics, Inc. (the "Company") is a drug development and marketing company focused exclusively on the pediatric market. From its inception through July 9, 1997, the Company had operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith, and commenced sales of the Feverall line of products. The Company also commenced sales of Pediamist nasal saline spray during the quarter ended December 31, 1997. On February 6, 1998, the Company entered into a four-year co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group ("Bristol-Myers Squibb") to exclusively promote Duricef(R) oral suspension to pediatricians in the United States.

     The Company has incurred net losses since inception and expects to incur additional operating losses in the future as the Company continues its product development programs, maintains its sales and marketing organization and introduces its products to the market. The Company is subject to a number of risks similar to other companies in the industry, including rapid technological change, uncertainty of market acceptance of products, uncertainty of regulatory approval, limited sales and marketing experience, competition from substitute products and larger companies, customers' reliance on third-party reimbursement, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-party manufacturers, distributors, collaborators, co-promotion arrangements and limited suppliers, product liability, and dependence on key individuals. These risks are set forth in more detail in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is expressly incorporated by reference herein.


2.   BASIS OF PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended September 30, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with the current quarter presentation.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     Intangible assets consist of goodwill, patents, trademarks, and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the evaluation indicates an impairment in value, the unrealizable intangible asset values are charges to operations.


3.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:


                                                       September 30,   December 31,
                                                          1998            1997
                                                       -------------   ------------
         Raw materials.................................  $305,614        $455,663
         Work in process...............................    50,297          35,110
         Finished goods................................   372,182         298,725
                                                         --------       ---------
         Total.........................................  $728,093        $789,498
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

     Options, warrants, preferred stock and debt to purchase or convert to 2,039,656 and 1,822,085 shares of common stock were outstanding for the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted net loss per common share. Options, warrants, preferred stock and debt to purchase or convert to 1,878,714 and 3,637,114 shares of common stock were outstanding for the three and nine months ended September 30, 1997, respectively, but were not included in the computation of diluted net loss per common share. These potentially dilutive securities have not been included in the computation of diluted net loss per common share because the Company is in a loss position and, the inclusion of such shares therefore, would be antidilutive.

     Additionally, options and warrants to purchase 3,026,665 and 875,476 shares of common stock were outstanding as of September 30, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and therefore, would be antidilutive under the treasury stock method.

     In accordance with Staff Accounting Bulletin No. 98 issued by the Securities and Exchange Commission in February 1998, the Company restated loss per share for prior periods without including certain awards of stock and warrants issued within a one-year period prior to the initial filing of the initial public offering of shares of the Company's common stock.

     Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the unrealized gains and losses on certain marketable securities. SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 which for the Company is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required. Comprehensive loss for the three and nine months ended September 30, 1998 and 1997, is as follows:


                                                   Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                   ------------------------------   ----------------------------
                                                        1998           1997             1998            1997
                                                    ------------    ------------    -------------   ------------

     Net loss....................................   $ (3,938,437)   $ (2,754,419)   $ (13,850,318)  $ (7,646,244)
     Unrealized gain on securities...............           4,282            --            (1,116)           --
                                                    ------------    ------------    -------------   ------------
     Comprehensive loss..........................   $ (3,934,155)   $ (2,754,419)   $ (13,851,434)  $ (7,646,244)
                                                    ============    ============    =============   ============


     Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company does not believe that SOP 98-5 will have a significant impact on its financial statement disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company does not believe that SFAS 133 will have a significant impact on its financial statement disclosures.


5.   CO-PROMOTION AGREEMENT

     On February 6, 1998, the Company entered into a four-year co-promotion agreement with Bristol-Myers Squibb to exclusively promote Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States. As compensation for the Company's co-promotional efforts, Bristol-Myers Squibb has agreed to pay the Company a specified percentage of net sales of the product attributed to pediatricians (as defined in the agreement) on sales above a specified number of prescriptions for the product. In addition, Bristol-Myers Squibb has agreed to reimburse the Company for a specified amount of the Company's marketing costs during each year of the agreement. Through September 30, 1998, the Company has recorded $22,283 in revenue under this agreement.

6.   1998 FINANCING

     On June 1, 1998, the Company issued and sold to funds affiliated with Furman Selz Investments and BancBoston Ventures an aggregate of $7 million of Series G convertible exchangeable preferred stock (the "Preferred Stock"), $9 million of 8% seven-year subordinated notes (the "Subordinated Notes") and seven-year warrants to purchase 2,116,958 shares of common stock for an aggregate purchase price of $16 million (the "1998 Financing"). The $9 million of Subordinated Notes issued and sold was allocated to the fair value of the Subordinated Notes of $8,652,515 and the fair value of the warrants of $347,485. Accordingly the Subordinated Notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the Subordinated Notes. Amounts allocated to the warrants was included in additional paid in capital. The Preferred Stock is convertible into common stock at a price of $4.75 per share, which was above the fair market value of the Company's common stock at June 1, 1998, and the warrants are exercisable at a price of $4.75 per share. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes (the "Convertible Notes") having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock solely at the option of the Company any time within seven years of issuance of the Preferred Stock. The Subordinated Notes and Convertible Notes (when and if issued upon exchange of the Preferred Stock) (collectively, the "1998 Notes") bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. In the event of a change in control or unaffiliated merger of the Company, the Company may also redeem the Preferred Stock (or the Convertible Notes issuable upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of the Company, the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments was added to the Company's Board of Directors. Immediately upon the closing of the 1998 Financing, the Company used $5.3 million of the $14.7 million of net proceeds of the 1998 Financing (after fees and expenses) to repay outstanding subordinated secured notes. As a result of the early repayment of subordinated secured notes, the Company accelerated the accretion of the discount of $842,000. In addition, $325,000 of unamortized debt issue costs were written off. These two items have been recorded as extraordinary items.


7.   PRIMSOL

     On August 4, 1998, the United States Food and Drug Administration ("FDA") notified the Company that, in connection with the FDA's review of the Company's New Drug Application ("NDA") for the 50mg/5ml formulation of Primsol trimethoprim solution, the FDA would require the Company to conduct a non-controlled pre-approval clinical safety study of the 50mg/5ml formulation of Primsol in 300 pediatric patients. In light of the anticipated costs and time involved in conducting such a study, the Company, after discussions with the FDA, has determined to submit to the FDA a revised formulation of the 50mg/5ml formulation of Primsol that will not contain an inactive ingredient contained in the existing formulation. On September 22, 1998, the FDA notified the Company that it has agreed that an amendment to the Company's Primsol NDA to be filed for the new formulation of Primsol will not require additional clinical studies.

8.   STOCK OPTION REPRICING

     On September 4, 1998, the Board of Directors of the Company, upon recommendation of the Compensation Committee of the Board of Directors, authorized the Company to offer to grant to each employee who held an outstanding stock option granted under the Company's 1992 Equity Incentive Plan, as amended (the "Plan"), during the period commencing on June 1, 1997 and ending on June 10, 1998 with an exercise price greater than $3.75 per share (collectively, the "Old Options"), a new stock option (collectively, the "New Options") under the Plan, in exchange for the cancellation of each such Old Option. Each such New Option would (i) have an exercise price of $3.75 per share, (ii) be exercisable for the same number of shares of the Company's common stock covered by the outstanding unexercised portion of the Old Option cancelled in exchange therefor and (iii) have a vesting schedule that is based on the vesting schedule of the Old Option it replaces except that each installment covered by the Old Option would vest on the date six months after the date specified in the Old Option and that any part of the Old Option which is currently exercisable would remain exercisable and not be subject to such six month adjustment. Based on this offer, the Company granted to employees New Options to purchase an aggregate of 556,200 shares of Common Stock, at an exercise price of $3.75 per share in exchange for and upon cancellation of Old Options to purchase an aggregate of 556,200 shares of Common Stock with a weighted average exercise price of $6.99 per share.


                 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is a drug development and marketing company focused exclusively on the pediatric market. The Company commenced operations in March 1989 and prior to the quarter ended September 30, 1997 had been engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. The Company introduced its first product, Feverall, during the quarter ended September 30, 1997 and its second product, Pediamist, during the quarter ended December 31, 1997. During the quarter ended March 31, 1998, the Company began marketing Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States pursuant to a four-year co-promotion agreement with Bristol-Myers Squibb (the "Duricef Agreement").

The Company has incurred net losses since its inception and expects to incur additional operating losses at least through the next fiscal year as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. The Company expects cumulative losses to increase over this period. The Company has incurred an accumulated deficit since inception through September 30, 1998 of $46,485,000.


RESULTS OF OPERATIONS

Three and Nine Months Ended Sept. 30, 1998 Compared with Three and Nine Months Ended Sept. 30, 1997.

Revenue. The Company had net revenue for the three and nine months ended September 30, 1998 of $1,001,000 and $3,156,000, respectively, compared with revenue of $933,000 in the comparable prior year periods. The increase in revenue of $68,000 for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997 was primarily due to sales of Pediamist nasal saline spray, which was not introduced until the fourth quarter of 1997 and revenues under the Duricef Agreement. The increase in revenue of $2,223,000 for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997 was primarily due to

(i) the sales of Feverall products, which were not introduced until the third quarter of 1997, (ii) the sales of Pediamist nasal saline spray, and (iii) revenue under the Duricef agreement.

Cost of Sales. Cost of sales was $509,000 and $1,576,000 for the three and nine months ended September 30, 1998, respectively, compared with $404,000 for each of the comparable prior year periods. The increase in cost of sales of $105,000 for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997 was primarily attributable to $65,000 for the manufacturing cost associated with the production of the Feverall and Pediamist products and net realizable value adjustments for material carried in inventory for one of the Company's products in development. In addition, during the current quarter the Company's margin was affected by a marketing program that included greater than customary discounts. The increase in cost of sales of $1,172,000 for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997 was primarily attributable to (i) $783,000 for the manufacturing cost associated with the production of the Feverall and Pediamist products, (ii) net realizable value adjustments for material carried in inventory for one of the Company's products in development, and (iii) the of amortization of $167,000 for the Feverall manufacturing agreement.

Selling, General and Administrative. The Company incurred selling, general and administrative expenses for the three and nine months ended September 30, 1998 of $3,569,000 and $10,780,000, respectively, as compared to $2,068,000 and
$4,420,000 for the comparable periods in 1997.

Selling expenses were $2,242,000 and $7,149,000 for the three and nine months ended September 30, 1998, respectively, compared with $1,350,000 and $2,399,000 for the comparable prior year periods. The increase of $892,000 for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997 was primarily a result of (i) increased personnel expenses of approximately $1,174,000 associated with the hiring of the Company's field sales organization and (ii) decreased distribution and marketing expenses of $220,000 due to a corporate marketing program that was run during 1997 and was not repeated in 1998. The increase of $4,750,000 for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997 was primarily a result of (i) increased personnel expenses of approximately $4,429,000 associated with the hiring of the Company's field sales organization, and (ii) increased marketing and distribution expenses of $411,000 associated with the introduction of the Company's first two product offerings, Feverall and Pediamist.

General and administrative expenses were $1,327,000 and $3,631,000 for the three and nine months ended September 30, 1998, respectively, compared with $718,000 and $2,021,000 for the comparable prior year periods. The increase of $609,000 for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997 was primarily a result of (i) increased support personnel costs of $315,000 associated with the initial commercialization of the company's first two products, and (ii) increased legal, accounting and investor relations costs of $53,000 associated with being a public company. The increase of $1,610,000 for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997 was primarily a result of (i) increased amortization expenses for intangible assets of $204,000 related to the Feverall acquisition, (ii) increased amortization expenses for debt issue costs of $46,000, (iii) increased support personnel cost of $431,000 associated with the initial commercialization of the company's first two products, (iv) increased legal, accounting and investor relations costs of $222,000 associated with being a publicly-traded company, and (v) increased insurance expenses of $180,000 related to product liability, automobile and directors' and officers' liability insurance.

Research and Development. Research and development expenses were $773,000 and $2,785,000 for the three and nine months ended September 30, 1998, respectively, compared with $992,000 and $3,458,000 for the comparable prior year periods. The decreases of $219,000 and $673,000 for the three and nine months ended September 30, 1998, respectively, primarily reflected the costs of clinical trials for the Company's Feverall ER acetaminophen beaded product which were conducted during the first nine months of 1997.

Interest. Interest income was $103,000 and $321,000 for the three and nine months ended September 30, 1998, respectively, as compared to $286,000 and $527,000 for the comparable prior year periods. The decreases of $183,000 and $206,000 for the three and nine months ended September 30, 1998, respectively, were primarily attributable to a decrease in funds available for investment. Interest expense was $192,000 and $1,861,000 for the three and nine months ended September 30, 1998, respectively, as compared to $508,000 and $833,000 for the comparable prior year periods. The decrease of $316,000 for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997 was primarily the result of a lower interest rate on the current subordinated notes as compared to the notes outstanding during the prior year. The increase of $1,028,000 for the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997 was primarily a result of acceleration of $842,000 of accretion to full value of the notes repaid in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations primarily from private sales of capital stock, subordinated secured notes and related common stock purchase warrants and from an initial public offering of shares of common stock. As of September 30, 1998, the Company had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock and related warrants, approximately $14,743,000 (net of issuance costs) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock. The Company has also financed its operations through internally generated funds. In the second half of 1997, the Company began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray and in March 1998 began promoting Duricef(R) pursuant to the Duricef Agreement.

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

On June 1, 1998, the Company issued and sold to funds affiliated with Furman Selz Investments and BancBoston Ventures an aggregate of $7 million of Series G convertible exchangeable preferred stock (the "Preferred Stock"), $9 million of 8% seven-year subordinated notes (the "Subordinated Notes") and seven-year warrants to purchase 2,116,958 shares of common stock for an aggregate purchase price of $16 million (the "1998 Financing"). The $9 million of Subordinated Notes issued and sold was allocated to the fair value of the Subordinated Notes of $8,652,515 and the fair value of the warrants of $347,485. Accordingly, the Subordinated Notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the Subordinated Notes. Amounts allocated to the warrants was included in additional paid in capital. The Preferred Stock is convertible into common stock at a price of $4.75 per share, which was above the fair market value of the Company's common stock at June 1, 1998, and the warrants are exercisable at a price of $4.75 per share. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes (the "Convertible Notes") having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock solely at the option of the Company any time within seven years of issuance of the Preferred Stock. The Subordinated Notes and Convertible Notes (when and if issued upon exchange of the Preferred Stock) (collectively, the "1998 Notes") bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. In the event of a change in control or unaffiliated merger of the Company, the Company may also redeem the Preferred Stock (or the Convertible Notes issuable upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of the Company, the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments was added to the Company's Board of Directors. The Company has used a portion of the net proceeds, after fees and expense, of $14.7 million to repay the $5.3 million in subordinated secured notes and intends to use the balance for working capital. As a result of the early repayment of subordinated secured notes, the Company accelerated the accretion of the discount of $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

The Company's future capital requirements will depend on many factors, including the costs and margins on sales of its products and the success of its commercialization activities and arrangements, particularly the level of product sales, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the cost involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to maintain and in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships and the ability of the Company to enter into and to maintain co-promotion agreements. The Company's business strategy requires a significant commitment of funds to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market. The Company expects, based on its current operating plan, that its existing capital and internally generated funds should be adequate to satisfy its capital requirements through the middle of the first quarter of 1999. Substantial additional funds will be required from external sources to support the Company's operations beyond that time, and there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

The Company is seeking additional equity or debt financing to fund future operations depending on the terms on which such financing may be available. The Company also is seeking additional collaborative or commercialization arrangements with third parties in order to fund future operations. There can be no assurance that such financing or other arrangements will be available, or if available, that they will be available on acceptable terms. The Company has no committed external sources of capital. If the Company is unable to obtain necessary additional funds, it would be required to delay, scale back or eliminate one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products which the Company would otherwise pursue on its own or significantly scale back or terminate operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The Company does not believe that SOP 98-5 will have a significant impact on its financial statement disclosures.

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

The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that SFAS 133 will have a significant impact on its financial statement disclosures.

IMPACT OF YEAR 2000 ISSUES

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Following December 31, 1999, the Company's computer equipment and software that is time sensitive, including equipment with embedded technology such as telephone systems and facsimile machines, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to engage in normal business activities.

The Company is in the process of assessing its computer systems, software and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software and process control systems that are not Y2K compliant. To this end, during the third quarter of fiscal 1998, the Company established an internal Y2K task force, comprised of employees and members of management, for the purpose of evaluating the Y2K compliance of its existing computer systems, software and operations infrastructure and any Y2K issues of third parties of business importance to the Company. The goal of the Company's Y2K task force is to minimize any disruptions to the Company's business which could result from the Y2K problem and to minimize liabilities which the Company might incur as a result of such disruptions. The Company currently anticipates that its Y2K assessment efforts will be completed by March 31, 1999.

The Company has also initiated communications with its significant suppliers and service providers and certain strategic customers to determine the extent to which such suppliers, providers or customers will be affected by any significant Y2K issues. Although, as of November 1, 1998, the Company has not received a significant number of responses to its inquiries, the Company believes that these communications will permit the Company to determine the extent to which the Company may be affected by the failure of these third parties to address their own Y2K issues and may facilitate the coordination of Y2K solutions between the Company and these third parties. There can be no guarantee, however, that third parties of business importance to the Company will successfully and timely evaluate and address their own Y2K issues. The failure of any of these third parties to achieve Y2K compliance in a timely fashion could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. Although the Company has not completed the Y2K assessment of its computer systems and software, based upon its assessment efforts to date, the Company does not anticipate that the costs of becoming Y2K compliant will have a material adverse effect upon the Company's business, financial position, results of operations or cash flows. The Company does not expect that the costs of replacing or modifying the computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by the Company for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Y2K compliant. For example, the Company recently upgraded its financial accounting software and received written representations that the system was Y2K compliant. As of September 30, 1998, additional costs incurred by the Company for the replacement of computer equipment and software that was not Y2K compliant (i.e. the costs incurred in excess of the costs that would have been incurred by the Company in the ordinary course of replacing computer equipment and software) was less than $1,000. The Company expects to incur total costs of less than $25,000 to become Y2K compliant.

The Company does not presently believe that the Y2K issue will pose significant operational problems for the Company. However, if all Y2K issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Y2K problems that are identified, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows or adversely affect the Company's relationships with customers, suppliers or others.

The Company has not yet developed a contingency plan for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company and certain third parties to achieve Y2K compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Y2K compliance and to establish a contingency plan in the event of such failure by December 31, 1999.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates as of the date of this Quarterly Report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate.

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



PART II.   OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         a.    Exhibits

               See the Exhibit Index on Page 15 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

         b.    Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ASCENT PEDIATRICS, INC.

Date:  November 16, 1998             By: /s/ JOHN G. BERNARDI
                                     ------------------------------------------
                                     John G. Bernardi, Vice-President-Finance
                                     and Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------

27        Financial Data Schedule

99(1) Pages 28 through 35 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein.)

--------------------------------------------------------------------------------

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal Quarter ended March 31, 1998 filed with the Securities and Exchange Commission on May 15, 1998.