Form 10-K
period 1998-12-31
ASCENT PEDIATRICS INC
filed 1999-03-31
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,129,926 based on the closing price of the Common Stock on the Nasdaq Stock Market on March 15, 1999. The number of shares outstanding of the registrant's Common Stock as of March 15, 1999 was 7,026,445.

                                     PART I

ITEM 1. BUSINESS

         We are engaged in the development and marketing of pharmaceuticals for use in the treatment of common pediatric illnesses. We introduced our first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, to the market in the second half of 1997. We have four principal products in development:

         * Primsol Trimethoprim Solution -- a prescription antibiotic for the treatment of ear infections in children;

         * Orapred Syrup -- a liquid steroid for the treatment of inflammation, including inflammation resulting from respiratory conditions;

         * Feverall Controlled-release Sprinkles -- an acetaminophen-based analgesic and antipyretic for the treatment of pain and fever in children; and

         * Pediavent Albuterol Controlled-release Suspension -- a bronchodilator for the treatment of asthma.

In addition, in February 1999, our sales force began to promote Omnicef(R) (cefdinir), a broad-spectrum cephalosporin antibiotic marketed by Warner-Lambert Company under a license from Fujisawa Pharmaceutical Co., Ltd., to pediatricians in the United States.

STRATEGY

         Our objective is to be a leader in the development and marketing of pharmaceuticals specifically formulated for use by children. We are developing a broad line of products that are based on commonly-prescribed off-patent pharmaceuticals which we seek to improve by reducing their dosing frequency, improving their taste, making them easier to administer or developing them as substitutes for products with considerable side effects.

         On February 16, 1999, we entered into a strategic alliance with Alpharma, Inc. and Alpharma USPD, Inc., referred to in this annual report as Alpharma. As part of this strategic alliance, Alpharma has agreed to loan us up to $40.0 million from time to time for certain corporate purposes, and we have agreed to assign to Alpharma a call option, exercisable in 2002, to purchase all of the Ascent common stock then issued and outstanding at a price to be determined by an earnings-based formula. The consummation of the strategic alliance is subject to a number of conditions, including stockholder approval. Our alliance with Alpharma is intended to strengthen our financial position to allow us to fund operations, research and development and potential acquisitions. We also expect this alliance will provide us with opportunities for product and marketing collaborations.

         We intend to continue to focus on the key elements of our strategy as previously announced, which are as follows:

         * Focus Exclusively on Pediatric Market. We are focused exclusively on developing pharmaceuticals for children and promoting these products to pediatricians, pediatric nurses and other pediatric caregivers. The United States market for prescription pharmaceutical products for children age 16 years and under was estimated to be approximately $3.7 billion in 1997. We believe that this market has been underserved in comparison with the adult pharmaceutical market in terms of both development of specially designed products and targeted promotion and represents an attractive market opportunity.

         * Select Products Based on Market Needs. We actively evaluate the pediatric pharmaceutical industry on an ongoing basis to assess product usage and to identify unmet medical needs of children, particularly for prescription drugs for the most common pediatric illnesses. As part of this program, we conduct focus groups with pediatricians, pediatric nurses and parents, consult with scientific and medical advisors and evaluate drug delivery and other technical developments for their applicability to the field of pediatric pharmaceuticals. Using this information, we select compounds as product development candidates that we believe may be improved and successfully commercialized through the application of our technologies and reformulation expertise.

         * Develop Proprietary Formulations of Approved Compounds. We select as product candidates commonly-prescribed off-patent pharmaceuticals. We believe that developing products based on commonly prescribed pharmaceuticals rather than new drugs reduces regulatory and development risks and shortens the product development cycle. In addition, we believe that the familiarity of pediatricians with the drugs that serve as the basis of our products will enhance the market acceptance of these products.

         * Leverage Pediatric Presence. We intend to leverage our corporate identity in the pediatric pharmaceutical market as well as our specialty pediatric sales force to increase acceptance of our products and attract new opportunities for third-party collaborations.

         * Acquire or In-License Additional Pediatric Products. We intend to extend our product lines and leverage our marketing and sales capabilities by acquiring or in-licensing additional products. In particular, we look for prescription pharmaceuticals that are designed to increase patient compliance, improve therapeutic efficacy or reduce side effects or that we can modify to incorporate such features through the application of our technologies. We believe that our exclusive focus on the pediatric market may facilitate the acquisition of product rights from third parties. As an example of this strategy, in July 1997, we purchased the Feverall line of acetaminophen rectal suppository products from Upsher-Smith Laboratories, Inc.

         * Establish Co-promotion or Other Marketing Arrangements for Third Party Products. We intend to leverage our marketing and sales capabilities, including our domestic sales force, by entering into arrangements to promote third party pharmaceutical products to pediatricians. As an example of this strategy, in November 1998, we entered into a promotion agreement with Warner-Lambert Company under which we promote the broad-spectrum cephalosporin antibiotic, Omnicef(R) (cefdinir), to pediatricians in the United States.

         * Obtain Competitive Protections. We seek competitive protections for our products by applying for use or formulation patents on our products and employing patented technologies in the development of our products. In addition, following FDA approval of any New Drug Application covering one of our products, we intend to seek to take advantage of the three-year statutory moratorium on the FDA's approval of an Abbreviated New Drug Application covering a similar drug under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Waxman-Hatch Act. We also seek to keep important know-how involved in the formulation and production of some of our products confidential as a trade secret. Finally, we apply for trademark registrations to protect the brand recognition of our products.

TECHNOLOGIES

         We have developed internally or acquired rights through in-licensing or supply arrangements to a range of technologies which we use in our product development efforts. These technologies include:

         * Taste Masking. Taste masking involves the removal or masking of an objectionable or unpleasant taste of various common ingredients used in pediatric pharmaceuticals. We believe that a drug's taste is a critical factor in pediatric patient compliance, particularly when frequent dosing is required. We have developed and patented a taste masking technology based on a complex three-tiered system that entails dissolving a drug through the addition of a polymer, adding carefully selected debittering agents to neutralize the taste and then adding pleasant flavors which are compatible with the physical characteristics of the formulation. We are applying this taste masking technology to liquid dosage forms of product candidates because of the widespread use of liquids in the pediatric pharmaceutical market. We believe that this technology also may be applicable to solid dosage forms.

         * Controlled-release. This technology involves coating an active drug with certain substances in a manner that allows the drug to be released in the patient at specific rates over time. The controlled-release manufacturing procedures may also hide the unpleasant taste of a drug. We have developed our own controlled-release technology and have in-licensed controlled-release technology from a third party. We are applying these technologies to reduce the dosing frequency and, in some cases, improve the taste of our products.

         * Bioadhesion. Bioadhesives are chemicals which are mixed with a drug in order to anchor the drug to a mucous layer of tissue. When a drug is so anchored, it remains in the body for a longer period of time, which permits the drug to have a more rapid and prolonged effect. This may reduce dosing frequency. We are using commercially available bioadhesives to deliver topical drugs in a manner that is designed to increase the efficacy of the drug.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

         The following table summarizes the principal products that we are developing or marketing. These products are described in more detail following the table.


PRODUCT                        INDICATION                STATUS(1)                     KEY FEATURES
Feverall acetaminophen         Pain and fever            Currently marketed            Alternate form of administration
rectal suppositories

Pediamist nasal saline         Nasal dryness             Currently marketed            Low pressure and volume
spray                                                                                  spray; reduced stinging

Omnicef (2)                    Infections                Currently marketed            Broad-spectrum antibiotic
                                                                                       pleasant tasting liquid

Primsol trimethoprim           Acute middle ear          NDA filed October 1996        Reduced toxicity profile;
solution (50mg strength)       infections                                              pleasant tasting liquid

Orapred syrup                  Inflammation,             ANDAs filed July 1997         Significant taste improvement
                               including respiratory
                               problems

Feverall controlled-release    Pain and fever            NDA filed December 1997       Reduced dosing frequency;
sprinkles                                                                              improved taste

Pediavent albuterol            Asthma                    Phase 3 clinical trials       Reduced dosing frequency;
controlled-release                                       completed; NDA expected       improved taste
suspension                                               to be filed second quarter
                                                         of 1999

-------------------
(1) Phase 3 clinical trials. The product is administered to an expanded patient population to (a) further test the product for safety, (b) further evaluate clinical effectiveness and (c) obtain additional information for labeling.

          ANDA. Abbreviated New Drug Application to the FDA for marketing approval relating to a new drug that is the same as a drug for which the FDA has already approved an NDA and whose patent and marketing exclusivity periods have expired.

          NDA. New Drug Application to the FDA for marketing approval for a new drug for which an ANDA is not permitted.

(2) We are promoting this product to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company.

         We have conducted a number of clinical trials of our product candidates in children and plan to continue to conduct such trials, both in situations in which the FDA requires trials and in which we believe that the clinical trial data will assist us in marketing a product to pediatricians. The need to conduct clinical trials in children under applicable FDA rules is determined on a product-by-product basis. In some circumstances, the FDA may accept safety and efficacy data that are extrapolated from adults in support of regulatory approval applications in children.

         Because our products are not based on new chemical entities, we believe that we can reduce regulatory and development risks and shorten the product development cycle. As to certain product candidates, we expect to file an Abbreviated New Drug Application, or ANDA, with the FDA instead of a New Drug Application, or NDA. An ANDA is less complex than an NDA. In some circumstances, only limited clinical trial data or no clinical trial data are required for an ANDA. For products that contain active ingredients that have received FDA approval, after expiration of any applicable patents and any period of statutory protection under the Waxman-Hatch Act, we may use data from the NDA of the "pioneer" drug concerning the safety and efficacy of the drug in support of our NDA or ANDA. Finally, many nonprescription products do not require FDA pre-marketing approval if the product is manufactured and labeled in accordance with applicable FDA guidelines known as an Over-the-Counter Drug Monograph, or OTC Monograph.

Feverall Acetaminophen Rectal Suppositories

         In July 1997, we began marketing the Feverall line of over-the-counter acetaminophen rectal suppositories for the treatment of pain and fever. We acquired this product line from Upsher-Smith Laboratories, Inc. in July 1997. The Feverall product line, which Upsher-Smith originally introduced in 1989, consists of four strengths, 80mg, 120mg, 325mg and 650mg. Acetaminophen rectal suppositories are used in patients, primarily children or adolescents, who cannot take acetaminophen orally as a result of regurgitation caused by influenza or an inability to tolerate the taste of currently available liquid forms of acetaminophen. The Feverall suppositories product line is covered by an effective NDA. We had net product revenues in 1998 from sales of the Feverall product line of $4,095,000.

         In addition, under the acquisition agreement, we acquired the Feverall trademark to use in connection with other acetaminophen products. For example, we are currently developing acetaminophen controlled-release sprinkles, which we intend to market as Feverall controlled-release sprinkles.

         The purchase price for this product line and related assets, including the Feverall trademark and related inventory, was $11,905,000, including acquisition costs. Upsher-Smith has agreed to supply us with our requirements of Feverall acetaminophen rectal suppositories, and we have agreed to purchase from Upsher-Smith all amounts of this product as we may require, for a period of five years. We are entitled to extend this five-year period for two additional five year terms.

Pediamist Nasal Saline Spray

         Pediamist nasal saline spray is an over-the-counter product to relieve nasal dryness associated with low humidity. This product is administered by a metering device that we believe is particularly appropriate for use by children. We began marketing Pediamist nasal spray in October 1997. We did not require FDA approval to market this product in the United States. We had net product revenues in 1998 from sales of Pediamist of $231,000.

Omnicef(R) (Cefdinir) Oral Suspension and Capsules

         In February 1999, we began detailing Omnicef(R) (cefdinir) to pediatricians in the United States under a promotion agreement with Warner-Lambert Company, which has licensed this product from Fujisawa Pharmaceutical Co., Ltd. Omnicef(R) (cefdinir) is a cephalosporin antibiotic for the treatment of mild to moderate infections caused by susceptible strains of microorganisms in the following conditions: acute otitis media (middle ear infections), pharyngitis, tonsillitis, acute maxillary sinusitis and uncomplicated skin and skin structure infections in children. Omnicef(R) (cefdinir) oral suspension has been studied in clinical trials involving over 3,400 pediatric patients. It provides for once-a-day dosing for a majority of its indications and is available in a strawberry flavored suspension. Scott-Levin, a marketing research firm, estimates that sales of cephalosporin oral suspension products in the United States were approximately $372 million in 1998.

         We agreed with Warner-Lambert Company to detail Omnicef(R) (cefdinir) oral suspension as part of our strategy to leverage our marketing and sales capabilities, including our domestic sales force.

Primsol Trimethoprim Solution

         We have developed Primsol trimethoprim solution, containing the antibiotic trimethoprim, as a prescription drug for the treatment of middle ear infections in children age six months to 12 years. Trimethoprim for the treatment of middle ear infections in children is currently available only in combination with the sulfa compound sulfamethoxazole, which is associated with allergic reactions that may be severe or even fatal. In clinical trials, Primsol solution, which does not contain this sulfa component, was shown to be as effective for the treatment of middle ear infections in children as the combination therapy, but with less side effects. Because of the reduced risk of side effects, we believe that pediatricians will be more likely to prescribe Primsol for the treatment of middle ear infections in children than other trimethoprim formulations which contain sulfamethoxazole. The FDA is currently reviewing an NDA relating to Primsol.

         Acute infections are the most frequent illness treated by pediatricians, and middle ear infections are the most common of these infections. By three years of age, approximately 80% of children in the United States have developed at least one ear infection. In 1998, there were approximately 25,000,000 pediatric patient visits to doctors in the United States for the treatment of middle ear infections.

         A number of antibiotics are currently available for the treatment of middle ear infections in children. Most pediatricians initially prescribe amoxicillin, a form of penicillin, unless the patient is allergic to the drug or the drug has previously failed to provide a therapeutic effect in the patient. In such cases, the pediatrician selects a second line antibiotic from a series of alternative choices, including a trimethoprim/sulfa compound (sold under brand names such as Bactrim and Septra), cephalosporins (such as Ceclor), a combination of amoxicillin and clavulanic acid (such as Augmentin) or macrolides (such as Zithromax or Biaxin). We plan to market Primsol solution as a second line of therapy to amoxicillin and as an alternative to trimethoprim/sulfamethoxazole combination products such as Bactrim and Septra.

         Scott-Levin estimates that the United States market for liquid antibiotics for the treatment of middle ear infections in 1998 was approximately $469,200,000, which includes approximately $48,900,000 from the sale of amoxicillin (reflecting approximately 9,800,000 prescriptions), approximately $22,000,000 from the sale of trimethoprim/sulfa combination products (reflecting approximately 2,072,000 prescriptions) and approximately $398,300,000 from the sale of other liquid antibiotics (reflecting approximately 11,580,000 prescriptions), including cephalosporins and macrolides. We believe that almost all liquid antibiotics are taken by children.

         We have formulated Primsol as an oral solution to facilitate its administration to children. Because Primsol solution does not need to be shaken prior to administration, it does not suffer from problems associated with suspensions, such as dose inconsistency.

         In December 1995, we completed multicenter Phase 3 clinical trials of Primsol solution for the treatment of middle ear infections and uncomplicated urinary tract infections in children age six months to twelve years. These clinical trials, which included over 500 children, compared a 25mg strength of Primsol solution with a commercially available trimethoprim/sulfamethoxazole combination therapy. In these trials, Primsol solution was as clinically effective as the combination therapy in alleviating the signs and symptoms commonly associated with these types of infections. No statistically significant differences were noted in response rates of valuable pediatric patients receiving either Primsol solution or the combination therapy, and both types of therapies had similar bacteriologic cure rates. However, fewer treatment related side effects were reported with Primsol solution than with the combination therapy, particularly a lower incidence of skin rash.

         We filed two NDA's with the FDA in 1995 and 1996 covering 25mg and 50mg strengths of Primsol solution, respectively. In June 1997, the FDA approved the NDA for the 25mg strength of Primsol solution, which we do not currently plan to market. In February 1998, we received a letter from the FDA citing certain deficiencies in the NDA for the 50mg formulation. In August 1998, the FDA notified us that additional clinical trials were necessary to evaluate the safety of the 50mg formulation of Primsol solution, due to the inclusion in this formulation of maltitol, an inactive ingredient. In September 1998, the FDA indicated that these clinical trials would not be necessary if we removed maltitol from the formulation. In December 1998, we filed an amendment to the NDA for the 50mg formulation of Primsol solution removing maltitol. The FDA is currently reviewing the amended NDA.

         Under the Waxman-Hatch Act, the FDA may not approve a competitor's ANDA for a generic version of the 25mg strength of Primsol solution for the treatment of middle ear infections in children age six months to twelve years, which ANDA is based on our clinical trial results, for a three-year period ending in June 2000.

Orapred Syrup

         We are developing Orapred syrup as a prescription steroid for the treatment of inflammation associated with a variety of diseases, principally those of the respiratory system, such as asthma and bronchitis. Currently available liquid steroid products for the treatment of these types of inflammation have a very unpleasant taste. As a result of the unpleasant taste, children frequently do not take these products as directed, even though they are prescribed for the treatment of serious and, in some cases, life threatening diseases. We have applied our taste masking technology to develop Orapred as a steroid product with a pleasant taste.

         IMS America, Ltd., a marketing research firm, estimates that in 1998 physicians in the United States wrote approximately 3,064,000 prescriptions for liquid steroids, with pediatricians writing approximately 51% of these prescriptions. IMS America also estimates that the 1998 United States market for liquid steroids was approximately $44,000,000. We believe that almost all liquid steroids are taken by children.

         A number of currently available steroids, including prednisolone and prednisone, are widely used in pediatrics because of the anti-inflammatory properties of these drugs. Physicians generally prefer prednisolone and prednisone to other products, due to the greater margin of safety of these two drugs, and generally prefer prednisolone to prednisone because prednisolone is more reliable, particularly if the patient suffers from certain liver disorders. Orapred syrup contains the active ingredient prednisolone sodium phosphate which is therapeutically identical to prednisolone. Liquid steroid brands are currently available in 5mg/5ml and 15mg/5ml strengths. We are developing Orapred syrup in both of these strengths.

         In April 1997, we filed two ANDAs with the FDA covering two strengths of Orapred. Each of these formulations contained maltitol as an inactive ingredient. In October 1998, the FDA issued a deficiency letter on chemistry, manufacturing and controls which cited certain deficiencies with both ANDAs, including the inclusion of maltitol. The other deficiencies cited in the FDA's letter related to minor manufacturing and controls issues. In December 1998, the FDA indicated that we would not be required to conduct additional clinical trials of the product if we removed maltitol from these formulations. In January 1998, we amended the ANDA for the stronger formulation of Orapred to remove maltitol as an ingredient and to address the manufacturing and controls issues raised by the FDA.

Feverall(R) Controlled-Release Sprinkles

         We are developing Feverall controlled-release sprinkles as an over-the-counter acetaminophen product for the treatment of pain and fever in children which can be administered by sprinkling on soft food. We have designed this product to permit dosing every eight hours, rather than the four hours required by currently available products.

         A number of acetaminophen products are currently available for the treatment of pain and fever in children. Most of these products are in the form of a liquid or chewable tablet. FIND/SVP, a marketing research firm, estimates that approximately $300,000,000 of pediatric forms of pain/fever medications are sold in the United States annually. The product with the largest market share in the United States is Tylenol liquid for children. None of the pediatric products currently on the market is available in a controlled-release formulation. These products are absorbed quickly from the gastrointestinal tract into the blood and quickly cleared from the body, which necessitates dosing every four hours. If these products are administered at bedtime, the patient needs an additional dose before morning. If they are administered during the day, parents often must rely on school nurses or day care providers to administer additional medication later in the day. In addition, under the applicable FDA OTC Monograph, only five doses of acetaminophen may be given in any 24-hour period. Therefore, if the medication requires four hour dosing, treatment may only be given for 20 hours in each 24-hour period.

         We are developing Feverall sprinkles with a proprietary controlled-release technology that releases the acetaminophen at specific rates over time in order to reduce fever and pain for an eight hour period. We believe that dosing every eight hours may significantly increase compliance and permit therapeutic coverage for the full 24-hours of each day. To facilitate administration, we have formulated this product in the form of small beads that either can be sprinkled on a food that is appealing to the child, such as applesauce, or delivered in a liquid, such as water.

         We have completed three Phase 1 definitive pharmacokinetic trials comparing Feverall sprinkles to Tylenol extended relief caplets and immediate release Tylenol tablets. These trials involved 63 healthy adults. In these trials, Feverall sprinkles exhibited equivalent bioavailability to the Tylenol product to which they were compared.

         In December 1996, we completed a Phase 3 clinical trial that evaluated Feverall sprinkles for the reduction of dental pain. This study involved 125 adults and adolescents and was double blinded, placebo and active controlled. Each patient received a single dose over an eight-hour period. The data from this study indicated that, for an eight hour period, Feverall sprinkles provided pain relief superior to a placebo and comparable to Tylenol extended relief caplets.

         In February 1997, we completed a second Phase 3 clinical trial of this product for the treatment of fever in children. This study involved 125 children with a fever between the ages of two and 11 years old. In this second Phase 3 clinical trial, we compared Feverall sprinkles on a double blinded basis to an immediate release presentation of acetaminophen for efficacy (reduction in fever) and safety. The data from this study indicated that Feverall sprinkles provided fever control over an eight hour period comparable to the fever control provided by the immediate release presentation of acetaminophen and that, during the fourth to sixth hours of treatment, the fever control provided by the Feverall sprinkles was more effective than the fever control provided by the immediate release acetaminophen.

         We filed an NDA for Feverall sprinkles in December 1997. In December 1998, the FDA issued a not-approvable letter covering this NDA which cited deficiencies relating to the manufacture and packaging of this product. The letter also indicated that the clinical trials of Feverall sprinkles did not demonstrate adequate duration of action and that the product should only be used in patients older than two years of age. We are currently in discussions with the FDA regarding these issues.

         The FDA must approve the NDA covering Feverall sprinkles for us to market this product in the United States. We expect to submit a request to the FDA for three years of protection under the Waxman-Hatch Act against the approval of a competitor's ANDA for a generic version of Feverall sprinkles for the treatment of pain and fever in children under 12 years of age which ANDA is based on our clinical trial results.

Pediavent Albuterol Controlled-Release Suspension

         We are developing Pediavent albuterol controlled-release suspension as a prescription product for the treatment of asthma. We are developing this product to mask the normal bitterness of albuterol and to permit twice-a-day administration. Asthma is the leading cause of pediatric hospital admissions. It is a debilitating disease that causes swollen and inflamed airways that are prone to constrict suddenly and violently. Asthmatic attacks can be life-threatening and, in some cases, fatal.

         A common treatment for asthma is the administration of drugs which dilate the bronchial tubes, known as bronchodilators, of which albuterol is the most widely prescribed. IMS America estimates that the 1998 U.S. pediatric market for all forms of beta agonists was approximately $159,700,000, with liquid forms comprising approximately 10.6% of this market ($17,000,000). Albuterol is available in various dosage forms, including tablets and liquids (which are generally used for chronic administration) and inhalers (which are generally used for acute incidents). Young children do not typically use tablet formulations, as they are difficult to swallow and must be administered every four or eight hours. The only currently available controlled-release tablet (Volmax) is not approved for use in patients under 6 years of age. Patients under 6 years of age must therefore use either an inhaler or liquid albuterol, which generally has an unpleasant taste and must be administered three to four times per day.

         We are developing Pediavent as a suspension in the form of granules which contain albuterol in a coating. The coating allows the albuterol to be released at a specific controlled rate and masks the normal bitterness of the drug. To enhance patient compliance, we are designing this product for twice-a-day administration. Twice-a-day dosing also avoids waking a child at night to administer medication.

         In 1995, we conducted Phase 1 open-label, single dose studies of Pediavent in Europe comparing its profile in humans with that of Volmax. These studies involved 12 healthy adult subjects at one site. The results of this study indicated that the two formulations of Pediavent were indistinguishable from Volmax in terms of blood levels, which is an indicator of the effectiveness of the drug. In February 1997, we conducted a Phase 1 clinical trial in the United States involving 12 healthy adults which confirmed the results of the European study.

         In October, 1998, we completed Phase 3 clinical trials of Pediavent to evaluate control of asthma symptoms, lung efficiency and safety in children with asthma. The study was a multi-center, open label, comparative study performed in 63 children, ages two to six, with chronic asthma. For a one month period, patients received either Pediavent suspension twice daily or an immediate release form of albuterol, three times daily. The parents of each patient monitored their status daily and a physician examined each patient weekly. Parent and physician evaluation indicated that Pediavent suspension, taken twice daily, is as safe and effective in controlling asthma in children as the immediate release form of albuterol, taken three times daily.

         We expect to file an NDA for the current formulation of Pediavent in the second quarter of 1999. Late stage review of the current formulation of Pediavent showed the inclusion of a grade of an inactive coating material, known as glycerol monostearate, that may not be acceptable for internal use. Following the filing of an NDA for the current formulation of Pediavent, we plan to replace this ingredient with an acceptable grade of glycerol monostearate and amend the NDA to account for this change.

         The FDA must approve an NDA covering Pediavent for us to market this product in the United States. We expect to submit a request to the FDA for three years of protection under the Waxman-Hatch Act against the approval of a competitor's ANDA for a generic version of Pediavent for the treatment of asthma in children under 12 years of age which ANDA is based on our clinical trial results.

Other Programs

         In addition to the products and product development programs described above, we also are developing a number of other pediatric pharmaceutical products, including:

         Cough/Cold and Other OTC Products. We are developing a line of improved flavor over-the-counter cough/cold products. Many of the over-the-counter products for the treatment of coughs and congestion due to colds and influenza contain the active ingredient dextromethorphan (a cough suppressant) or the decongestant pseudoephedrine, which both have a bitter taste. We are applying our taste masking technology to the development of a line of cough/cold products containing these active ingredients in formulations with improved taste.

         We have already completed the development of a cough syrup containing guaifenesen, a drug known to loosen phlegm. In a taste study involving 81 children age three to six years comparing our cough syrup to Robitussin, a leading liquid guaifenesen product, the participants showed a statistically significant preference for our product over Robitussin.

         We believe that it is preferable to introduce our cough/cold products to the market as an integrated product line. Accordingly, we do not plan to introduce our guaifenesen cough syrup until we have completed development of additional products, which we estimate will occur no sooner than late 2000. Because these products are being formulated within the applicable FDA OTC Monographs, we expect that they will not require FDA approval prior to marketing.

         Cromolyn Products. We are developing two cromolyn products for the treatment of allergic reactions.

         * A cromolyn sodium cream for symptoms associated with moderate to severe contact dermatitis caused by exposure to poison ivy or oak, insect bites and bee stings and other allergic and non-allergic reactions.

         * A cromolyn sodium controlled-release nasal spray for the prevention of allergic rhinitis associated with conditions such as hay fever.

Cromolyn is a drug that is believed to reduce selected allergic reactions. The FDA must approve an NDA covering these products for us to market them in the United States. We would sell both of these products on a prescription basis.

PRODUCT DEVELOPMENT

         We actively evaluate the pediatric pharmaceutical industry on an ongoing basis to assess product usage and to identify unmet medical needs of children, particularly for prescription drugs for the most common pediatric illnesses.

         We generally select as product candidates commonly-prescribed off-patent pharmaceuticals that we believe we may improve and successfully commercialize through the application of our technologies and reformulation expertise. By developing products based on approved compounds rather than new chemical entities, we believe that we can reduce regulatory and development risks and shorten the product development cycle.

         We seek to identify third party manufacturers or academic institutions that have the required analytical expertise, technology, manufacturing capabilities and personnel to perform much of the design and formulation work for our products. To expedite the regulatory process, we also seek to enter into arrangements with product manufacturers commencing with pilot production for product stability testing, through clinical trials and ultimately to commercial production. We work closely with these third parties in connection with product design and formulation and monitor manufacturing activities, including compliance with the Good Manufacturing Practice and Good Laboratory Practice rules of the FDA.

         We typically hire clinical research organizations to conduct our clinical trials. We conduct clinical trials of many of our products in children not only to comply with FDA requirements but also because we believe that pediatricians will be more willing to prescribe our products if they have been tested on children. To facilitate enrolling children in our clinical trials, we have established a network of relationships with influential pediatricians, industry associations and pediatric research organizations specializing in conducting clinical trials in children.

SALES AND MARKETING

         We believe that our exclusive focus on the development and marketing of pediatric pharmaceutical products meaningfully differentiates us from other pharmaceutical companies in the pediatric medical community. We established our domestic sales organization during the second half of 1997, coincident with the market introduction of our initial two products, Feverall acetaminophen rectal suppositories and Pediamist nasal saline spray. As of March 1, 1999, our sales force consisted of six regional sales managers, 59 full-time sales representatives and 24 flex-time (or part-time) sales representatives. The primary focus of the our marketing and sales efforts are pediatricians and pediatric nurses who are responsible for most prescriptions written for children in the United States and play a central role in recommending over-the-counter medications for children.

         We chose to establish our own domestic sales force instead of using third party sales organizations because we believe that we can more efficiently and effectively implement marketing and sales initiatives through a direct sales force. We believe that we can reach much of the domestic pediatric market with a moderately sized sales force and carefully controlled marketing expenditures, because pediatricians and pediatric nurses are generally concentrated in group practices in urban and suburban centers. We plan to expand this sales force in the future as we introduce additional products.

         Our sales representatives conduct personal sales calls and attend industry conferences, seminars and other meetings. We advertise our products through direct mail and advertisements in speciality pediatric journals. We plan to supplement these activities with a telemarketing program designed to reach pediatricians and pediatric nurses in geographic areas beyond the coverage of our sales force or who are not targeted for one-on-one visits.

         Because more than 60% of patients are covered by a managed care program, such as a health maintenance organization, preferred provider organization or state Medicaid program, we also promote our products directly to managed care providers with the goal of obtaining inclusion of these products on the providers' formularies.

         We leverage our marketing and sales capabilities by entering into arrangements to promote third party pharmaceutical products to pediatricians. During the quarter ended March 31, 1998, we began marketing Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States under a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. We terminated this agreement effective December 31, 1998. In November 1998, we entered into a promotion agreement with Warner-Lambert Company under which we promote the broad-spectrum cephalosporin antibiotic, Omnicef(R) (cefdinir), which Warner-Lambert Company licenses from Fujisawa Pharmaceutical Co., Ltd., to pediatricians in the United States. We plan to continue to evaluate additional third-party products for promotion.

MANUFACTURING AND DISTRIBUTION

         We rely on third parties to manufacture our products for preclinical tests, clinical trials and commercial purposes. Accordingly, we do not have any manufacturing facilities and have not sought to employ direct manufacturing personnel. The components of our products generally are available from a variety of commercial suppliers and are inexpensive.

The production of most of these products involves known manufacturing techniques, although we have developed certain proprietary manufacturing technologies that we seek to protect as trade secrets.

         We believe that a number of third party manufacturers, both in the United States and abroad, are capable of manufacturing our products. We intend to establish supply agreements with manufacturers that comply with the FDA's Good Manufacturing Practices and other regulatory standards. Certain of our supply arrangements require us to buy all of our requirements of a particular product exclusively from one supplier. Moreover, FDA regulations provide that a manufacturer cannot supply a product to us, and we cannot sell the product, unless the manufacturer is properly qualified (i.e., demonstrates to the FDA that it can manufacture the product in accordance with applicable regulatory standards). For many of our products, we have qualified only one supplier, even though the contractual arrangement with the supplier may permit us to qualify an alternative manufacturer.

         To date, we have entered into several agreements with third parties for the manufacture of our products. In particular, we are a party to a supply agreement with Lyne Laboratories, Inc. which provides as follows:

         *     Lyne has agreed to manufacture Primsol solution;

         * we have agreed to purchase all amounts of such product as we may require for sale in the United States from Lyne in accordance with an agreed upon price schedule; and

         * the agreement may be terminated by either party on three months' notice any time after October 17, 2004.

         We have also entered into an agreement with Recordati S.A. Chemical and Pharmaceutical Company relating to the manufacture of Pediavent albuterol controlled-release suspension and an agreement with Upsher-Smith relating to the manufacture of Feverall acetaminophen rectal suppositories.

         In the future, we may establish our own manufacturing facilities if it becomes economically attractive to do so. In order for us to establish a manufacturing facility, we would require substantial additional funds and significant additional personnel. In addition, we would need to comply with the FDA's extensive manufacturing regulations.

         We distribute our products through a third party distribution warehouse. Under this arrangement, the manufacturers of products ship the products to the distribution warehouse, which performs various functions on our behalf, including order entry, customer service and collection of accounts receivable. We may seek to develop the capability to perform some or all of these functions through our own personnel in the future.

COMPETITION

         Competition in the pediatric pharmaceutical market is intense. Although we believe that no competitor focuses its commercial activities and research and development efforts exclusively on the pediatric pharmaceutical market, several large pharmaceutical companies with significant research, development, marketing and manufacturing operations market pediatric products. These competitors include:

         *     Glaxo Wellcome Inc.;

         *     Eli Lilly and Company;

         *     Bristol-Myers Squibb, Inc.;

         *     Ortho-McNeil Pharmaceutical Division of Johnson & Johnson Inc.;

         *     Pfizer Inc.;

         *     Ross Laboratories Division of Abbott Laboratories Inc.;

         *     Schering-Plough Corporation; and

         * Wyeth-Lederle Vaccines and Pediatrics Division of American Home Products, Inc.

         We believe that key competitive factors affecting our success include:

         * the efficacy, side effect profile, taste, dosing frequency, method of administration;

         *     patent or other proprietary protection;

         *     brand name recognition;

         *     price;

         *     timing of market introduction of our or competitive products;

         * the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products; and

         *     ability to attract and retain qualified personnel.



         Many of our potential competitors have substantially greater name recognition and greater financial, technical and human resources. In addition, many of these competitors have significantly greater experience than us in undertaking preclinical testing and human clinical trials of pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may more rapidly succeed in obtaining FDA or other regulatory approvals for products. Furthermore, subject to obtaining required regulatory clearances, we will compete against these larger companies with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience. Our competitors may introduce competitive pricing pressures that may adversely affect our sales levels and margins. Moreover, many of these competitors offer well established, broad product lines and services which we do not offer. Many of the products offered by these competitors have well known brand names that have been promoted over many years.

         We expect to market many of our product candidates as alternative treatments for pediatric indications for which products with the same active ingredient are well-entrenched in the market. For example, we intend to market Primsol solution, a trimethoprim antibiotic, for the treatment of middle ear infections, for which pediatricians often prescribe the well-known combination therapies Bactrim and Septra, which also contain trimethoprim. Similarly, Feverall controlled-release sprinkles would compete against Tylenol liquid for children. Our product candidates also will compete with products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. For example, Primsol solution will also compete against other antibiotics, including amoxicillin. Moreover, many of our potential products that are reformulations of existing drugs of other manufacturers may have significantly narrower patent or other competitive protection.

LICENSE AND MARKETING AGREEMENTS

         We have obtained rights to manufacture and/or market certain products or product candidates through licenses and other arrangements with third parties. Set forth below is a summary of those arrangements that we believe are material to our business.

         Recordati License. We have obtained a license from Recordati S.A. Chemical and Pharmaceutical Company under their patents and patent applications to clinically test, register, market, distribute and sell a controlled-release suspension system formulation of albuterol in the form of coated granules, which we are developing as Pediavent. The license is exclusive in all countries other than Italy and Spain. Our license rights under this agreement will terminate with respect to a particular country if (a) we do not notify Recordati within two years of filing for FDA marketing approval of Pediavent of our intention to pursue the commercial development of Pediavent in such country or (b) a joint development committee determines that the commercial development of Pediavent in such country is not technically feasible. We may also sublicense our license rights under this agreement, subject to certain restrictions in certain countries. We have agreed to collaborate with Recordati on the development, clinical testing and regulatory approval of Pediavent in the United States and in any other country in which we elect to pursue its commercial development. Recordati will own any intellectual property resulting from the collaboration other than our clinical research data, product applications and regulatory approvals. This agreement expires 15 years from the date of FDA marketing approval of Pediavent. We are entitled to extend the agreement, at our election, for an additional five year term. During the term of this agreement, Recordati has agreed to supply us with such quantities of the product as we may require. In return, we have agreed to pay Recordati certain up-front license fees and to purchase the product from Recordati at unit prices based upon net sales in a given country. During the term of this agreement, we have also agreed not to develop, manufacture or sell competing products.

         Omnicef(R) (Cefdinir) Promotion Agreement. We have entered into a promotion agreement with Warner-Lambert Company under which we have agreed to promote Omnicef(R) (cefdinir) oral suspension to pediatricians in the United States. Omnicef(R) (cefdinir) is licensed by Warner-Lambert Company from Fujisawa Pharmaceutical Co., Ltd. As compensation for our promotional efforts, Warner-Lambert Company has agreed to pay us compensation on an annual basis which is subject to upward or downward adjustment based upon the achievement of specified performance-based targets. The agreement also contains obligations with respect to the number of sales representatives in Ascent's sales force. The term of the agreement expires on January 31, 2001, unless terminated earlier under specified circumstances.

         The licenses and other third party product arrangements to which we are a party may impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on us. Any failure by us to comply with these requirements could result in termination of the applicable agreement, which could adversely affect our business.

PATENTS, TRADE SECRETS, LICENSES AND TRADEMARKS

         We believe that our success will depend in part on our ability to develop patentable products and obtain patent or other proprietary rights protection for our products, both in the United States and in other countries. Our policy is to file patent applications to protect technology, inventions and improvements that are considered novel and important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We also plan to seek three year protection for certain products under the Waxman-Hatch Act from the approval of a competitor's ANDA for a generic version of one of our products which ANDA is based on our clinical trial results. We also seek and intend to continue to seek trademark protection for our brand names.

         We hold 11 issued United States patents and have filed three additional United States patent applications. These patents and patent applications primarily relate to the following:

         *    Formulation of Primsol solution (1 patent);

         *    Cromolyn sodium cream product candidate (5 patents);

         *    Controlled-release technology (1 patent and 2 applications); and

         *    Task-masking technology (1 patent and 1 application).

         Three of the issued patents relate to product candidates which we currently are not planning to pursue. We have also sought foreign patent protection in other major industrial countries for what we believe are our most commercially important technologies. All of our issued United States and foreign patents expire from 2002 to 2016, although we may extend certain United States patents for specified periods. Any of our United States and foreign patents could lapse if certain maintenance fees are not paid.

         The patent positions of pharmaceutical firms are generally uncertain and involve complex legal and factual questions. Consequently, even though we currently are prosecuting our patent applications with the United States Patent and Trademark Office and certain foreign patent authorities, we do not know whether any of our remaining applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since our products and product candidates represent reformulations of off-patent drugs, any patents which cover such products would be use or formulation patents, which will provide us with a significantly narrower level of protection than a patent on the active ingredient itself. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months or years, we cannot be certain that we were the first creator of inventions claimed by pending patent applications or that we were the first to file patent applications for such inventions. Generally, in the United States, the first to invent is entitled to the patent, whereas in the European Economic Community, the first to file is entitled to the patent. Our competitors and other third parties hold issued patents and pending patent applications relating to aspects of our technology, and it is uncertain whether these patents and patent applications will require us to alter our products or processes, pay licensing fees or cease activities.

         We require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality and invention assignment agreements. These agreements require that all confidential information developed pursuant to such relationships or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual relating to our business are our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

         We engage in collaborations and sponsored research agreements and enter into preclinical and clinical testing agreements with academic and research institutions to take advantage of their technical expertise and staff and to gain access to clinical evaluation models, patients and related technology. We may need to negotiate a license to any developments or results arising out of such collaborations or agreements in order to commercialize products incorporating them.

         Because we believe that promotion of pediatric pharmaceutical products under a brand name is an important competitive factor, we plan to seek trademark protection for our products, both in the United States and, to the extent we deem appropriate, in major foreign countries. To date, we have obtained ten trademark registrations from the United States Patent and Trademark Office, including for the marks "ASCENT," "PEDIAMIST," "PEDIATEMP," "PEDIAVENT " and "PRIMSOL." In addition, in July 1997, we acquired the "FEVERALL" trademark from Upsher-Smith Laboratories, Inc. as part of our acquisition of the Feverall line of acetaminophen rectal suppositories. Omnicef(R) is a registered trademark of Fujisawa Pharmaceutical Co., Ltd. All other brand names or trademarks appearing in this annual report are the property of their respective owners.

GOVERNMENT REGULATION

         The testing, manufacture, labeling, distribution, sale, marketing, promotion and advertising of our products and our ongoing product development activities are subject to extensive and rigorous governmental regulation in the United States and other countries.

         FDA APPROVAL

         In the United States, pharmaceutical products intended for therapeutic use in humans are subject to rigorous and extensive FDA regulation before and after approval. The process of completing preclinical studies and clinical trials and obtaining FDA approvals for a new drug can take a number of years and require the expenditure of substantial resources.

         The steps required before a new pharmaceutical product for human use may be marketed in the United States include:

         *     preclinical tests;

         * submission to the FDA of an Investigation New Drug, or IND, application, which must become effective before human clinical trials may commence;

         * adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product;

         * submission of a New Drug Application to the FDA, which application is not automatically accepted for consideration by the FDA; and

         * FDA approval of the NDA prior to any commercial sale or shipment of the product.

A new drug in generic form for use in humans may be marketed in the United States following FDA approval of an Abbreviated New Drug Application. ANDA approval requires that:

         * the drug have the same active ingredient, dosage form, route of administration, strength and conditions of use as a "pioneer" drug that was previously approved by the FDA as safe and effective;

         * any applicable patents and statutory period of protection under the Waxman-Hatch Act with respect to the "pioneer" drug have expired.

         Through a petition process, the FDA may permit the filing of an ANDA for a generic version of an approved "pioneer" drug with variations in active ingredient, dosage form, route of administration and strength (but not in conditions of use). The FDA will not permit the filing of an ANDA, however, and will instead require an applicant to file an NDA, if, among other reasons, (a) clinical investigations must be conducted to demonstrate the safety and effectiveness of the drug, (b) an ANDA would provide inadequate information to permit the approval of the variation or (c) significant labelling changes would be necessary to address new safety or effectiveness concerns raised by changes in the product.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information of a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical tests are submitted to the FDA as part of an IND application. The FDA reviews these results prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA, at which time initial clinical studies may begin.
However, companies often obtain affirmative FDA approval before beginning such studies.

         Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. The sponsor must conduct the clinical trials in accordance the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. The sponsor must submit each protocol to the FDA as part of the IND. Further, the sponsor must conduct each clinical study under the auspices of an Institutional Review Board, or IRB. The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

         Clinical trials are typically conducted in sequential phases, although the phases may overlap.

         * Phase 1. In Phase 1, the investigational new drug usually is administered to between 10 and 50 healthy human subjects and is tested for safety, dosimetry, tolerance, metabolism, distribution, excretion and pharmacokinetics.

         * Phase 2. Phase 2 involves studies in a limited patient population, usually 10 to 70 persons, to evaluate the effectiveness of the investigational new drug for specific indications, determine dose response and optimal dosage and identify possible adverse effects and safety risks.

         * Phase 3. When an investigational new drug is found to have an effect and to have an acceptable safety profile in Phase 2 evaluation, Phase 3 trials are undertaken to further test for safety, further evaluate clinical effectiveness and to obtain additional information for labelling. Phase 3 trials involve an expanded patient population at geographically dispersed clinical study sites.

         The FDA may impose a clinical hold on an ongoing clinical trial at any time if it believes that the clinical trial exposes the participants to an unanticipated or unacceptable health risk. In addition, we may voluntarily suspend clinical trials for the same reasons. If the FDA imposes a clinical hold, clinical trials may not recommence without prior FDA authorization and then only under terms authorized by the FDA.

         In order to obtain marketing approval of a product in the United States, we must submit an NDA to the FDA. The NDA includes the results of the pharmaceutical development, preclinical studies, clinical studies, chemistry and manufacturing data and the proposed labelling. The FDA may refuse to accept the NDA for filing if certain administrative and NDA content criteria are not satisfied. Even after accepting the NDA for review, the FDA may require additional testing or information before approving the NDA. The FDA must deny an NDA if applicable regulatory requirements are not ultimately satisfied. If the FDA grants regulatory approval of a product, it may require post-marketing testing and surveillance to monitor the safety of the product or may impose limitations on the indicated uses for which the product may be marketed. Finally, the FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

         A pharmaceutical product that has the same active ingredient as a drug that the FDA has previously approved as safe and effective may be approved for marketing in the United States following an abbreviated approval procedure (subject to certain exclusions, such as drugs that are still protected by patent or market exclusivity under the Waxman-Hatch Act). This procedure involves filing an Abbreviated New Drug Application with the FDA. Approval of a pharmaceutical product through an ANDA does not require preclinical tests on pharmacology or toxicology or Phase 1, 2 or 3 clinical trials to prove the safety and effectiveness of such product. Instead, an ANDA is based upon a showing of bioequivalence with the "pioneer" drug and adequate manufacturing. Therefore, compared to an NDA, the filing of an ANDA may result in reduced research and development costs associated with bringing a product to market.

         If an applicant files an ANDA for a pharmaceutical product where the "pioneer" drug is protected by a patent, the applicant must notify the patent holder of the filing of the ANDA. If the patent holder files a patent infringement suit against the applicant within 45 days of this notice, any FDA approval of the ANDA can not become effective until the earlier of (i) a determination that the existing patent is invalid, unenforceable or not infringed, (ii) such litigation has been dismissed or (iii) 30 months after the ANDA filing.

         The Waxman-Hatch Act provides a period of statutory protection for new drugs which receive NDA (but not ANDA) approval from the FDA. If a new drug receives NDA approval, and the FDA has not previously approved any other new drug containing the same active ingredient, then the FDA may not accept an ANDA by another company for a generic version of such drug for a period of five years from the date of approval of the NDA (or four years if an ANDA applicant certifies invalidity or non-infringement of the patent covering such drug). Similarly, if a new drug containing an active ingredient that was previously approved by the FDA received NDA approval which is based upon new clinical investigations (other than bioavailability studies), then the FDA may accept the filing of an ANDA for a generic version of such drug by another company but may not make the approval of such ANDA effective for a period of three years from the date of the NDA approval. The statutory protection provided by the Waxman-Hatch Act does not prohibit the filing or approval of an NDA (as opposed to an ANDA) for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use as a drug protected under the act. However, in order to obtain an NDA, a competitor would have had to conduct its own clinical trials. As our products and product candidates are based upon approved compounds for which the FDA has previously granted NDA approval, we expect that any of our products which qualify for statutory protection under the Waxman-Hatch Act will be afforded only a three year period of protection.

         Certain of our products, such as guaifenesen cough syrup, fall within the FDA's OTC Monograph system. We may market these products without FDA approval of an NDA or ANDA, provided they comply with the specifications set forth in the OTC Monograph for the applicable product category. OTC drugs must also be manufactured in compliance with Good Manufacturing Procedures, but premarket approval is not required.

         In addition to product approval, we must obtain a satisfactory inspection by the FDA covering our manufacturing facilities or the facilities of our suppliers before marketing a product in the United States. The FDA will review the manufacturing procedures and inspect the manufacturer's facilities and equipment for compliance with Good Manufacturing Practices and other requirements. Any material change in the manufacturing process, equipment or location necessitates additional preclinical and/or clinical data and additional FDA review and approval before marketing. In addition, the FDA must supplementally approve any changes in manufacturing that have substantial potential to adversely affect the safety or effectiveness of the product, such as changes in the formulation of a drug, as well as some changes in labeling or promotion.

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

         FOREIGN REGULATORY APPROVAL

         We must obtain the approval of governmental regulatory authorities comparable to the FDA in foreign countries prior to the commencement of clinical trials and subsequent marketing of a pharmaceutical product in such countries. This requirement applies even if we have obtained FDA approval in the United States. The approval procedure varies from country to country. The time required may be longer or shorter than that required for FDA approval. A centralized procedure is effective for the Member States of the European Union and certain other countries who have agreed to be bound by the approval decisions of the European Medical Evaluation Agency.

         A company generally may not freely export pharmaceutical products from the United States until the FDA has approved the product for marketing in the United States. However, a company may apply to the FDA for permission to export finished products to a limited number of countries prior to obtaining FDA approval for marketing in the United States, if the products are covered by an effective IND or a pending NDA and certain other requirements are met.

EMPLOYEES

         As of March 1, 1999, we had 97 full-time employees. Eleven of these employees are engaged in product development and quality control, including medical and regulatory affairs, 73 are employed in sales and marketing and 13 are employed in finance, business development and general and administrative activities. In addition, as of March 1, 1999, we had 24 flex-time employees, all of whom are employed in sales and marketing. Many of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees is covered by a collective bargaining agreement, and management considers relations with our employees to be good.


ITEM 2. PROPERTIES

         We lease approximately 18,900 square feet of office space in Wilmington, Massachusetts. The lease has an initial term expiring January 31, 2002. We have an option to renew the lease for an additional five-year period.


ITEM 3. LEGAL PROCEEDINGS

         Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.


EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

    The following table sets forth certain information regarding the executive officers and certain significant employees of Ascent as of March 1, 1999.

       NAME                                   AGE            POSITION
       ----                                   ---            --------

Executive Officers

Emmett Clemente, Ph.D. (1)..................   60    Chairman of the Board

Alan R. Fox (1).............................   54    President, Chief Executive Officer and
                                                     Director
Gregory A. Vannatter........................   46    Vice President, Marketing and Business
                                                     Development
Timothy K. Moffitt..........................   34    Vice President, Sales
John G. Bernardi ...........................   44    Vice President, Finance and Treasurer

Significant Employees

Mumtaz Ahmed, M.D., Ph.D....................   62    Vice President, Medical Affairs

William E. Brochu, Ph.D ....................   53    Vice President, Regulatory and Quality
                                                     Affairs

Bobby R. Owen...............................   50    Vice President, Operations
Diane Worrick...............................   46    Senior Director of Human Resources

-------------------

(1) See "Item 10 -- Directors and Executive Officers of the Registrant -- Directors" for the principal occupation and business experience of Dr. Clemente and Mr. Fox during the past five years.

    Gregory A. Vannatter, Vice President, Marketing and Business Development, joined Ascent in October 1996. Mr. Vannatter served in various positions with Mead Johnson Nutritionals Division of Bristol-Myers Squibb from 1988 to October 1996, including most recently Director of Pediatric Global Marketing from 1995 to September 1996 and Director of Infant Formula Marketing from 1991 to 1995. From 1986 to 1988, Mr. Vannatter served as Product Manager for Bristol Laboratories. From 1975 to 1986, Mr. Vannatter served in various sales and marketing positions with Pfizer Pharmaceuticals, a pharmaceutical company. Mr. Vannatter received a B.S. in marketing from Ball State University and an M.B.A. from Indiana University.

    Timothy K. Moffitt, Vice President, Sales, joined Ascent in 1997. Mr. Moffitt served in various sales positions with G.D. Searle & Co, a pharmaceutical company, from 1987 to 1997, including most recently Director, Strategic Operations from 1996 to 1997, National Sales Director, LTC/Hospital Markets from 1994 to 1996, National Director, Managed Care from 1993 to 1994, and Regional Manager from 1991 to 1993. Mr. Moffitt received a B.S. in biology/chemistry from Bradley University.

    John G. Bernardi, Vice President, Finance, joined Ascent in June 1996.
Mr. Bernardi acted as an independent financial consultant from 1995 to June 1996. From 1990 to 1995, Mr. Bernardi served as the Vice President of Administration and Finance for Vision-Science, Inc., a medical device company. Mr. Bernardi received a B.S. in accounting from Bentley College and an M.B.A. from New Hampshire College.

    Mumtaz Ahmed, M.D., Ph.D., Vice President, Medical Affairs, joined Ascent in 1993. Dr. Ahmed served as Executive Director/Distinguished Research and Development Physician at Ciba-Geigy Corporation, a pharmaceutical company ("Ciba-Geigy"), from 1982 to 1993. Dr. Ahmed received a B.S. in biology and chemistry and an M.S. in Microbiology from University of Karachi, Pakistan, an M.D. from UACJ School of Medicine, Juarez, Mexico, and a Ph.D. in microbiology from Indiana University School of Medicine.

    William E. Brochu, Ph.D., Vice President, Regulatory and Quality Affairs, joined Ascent in 1997. Dr. Brochu served as Director, Regulatory Affairs at Copley Pharmaceutical, Inc., a pharmaceutical company, from 1995 to 1997. From 1985 to 1995 Dr. Brochu served in various regulatory and technical positions at Proctor & Gamble Co., a personal and household products company, including Section Head, Regulatory Affairs from 1991 to 1995. From 1978 to 1985 Dr. Brochu served as Section Chief, New Product Development at Norwich-Eaton Pharmaceuticals which was acquired by Proctor & Gamble in 1985. From 1974 to 1978 Dr. Brochu served as Section Manager, Pharmaceutical Development at Travenol Laboratories, Inc., a pharmaceutical company. Dr. Brochu received his B.S. and M.S. in pharmaceutical sciences from the Massachusetts College of Pharmacy and his Ph.D. in industrial and physical pharmacy from Purdue University.

    Bobby R. Owen, Vice President, Operations, joined Ascent in 1997. Mr. Owen served as Corporate Director of Manufacturing at AutoImmune, Inc., a biotechnology company, from 1995 to 1997. From 1994 to 1995 Mr. Owen served as Vice President of Technical Operations at Telor Ophthalmic Pharmaceuticals, Inc., a pharmaceutical company. From 1989 to 1993 Mr. Owen served as Vice President of Operations at PCM Corporation/Paco Pharmaceutical Services, Inc, a pharmaceutical company. From 1971 to 1979 Mr. Owen served in various manufacturing and developments positions with Baxter Health Care. Mr. Owen received his B.S. in chemistry from the University of Alabama.

    Diane Worrick, Senior Director of Human Resources, joined Ascent in 1990. Ms. Worrick served in various human resources positions at Fisons from 1976 to 1989, last serving as Personnel Manager. Ms. Worrick received a B.B.A. from Northeastern University.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Since May 30, 1997, Ascent's common stock has traded on the Nasdaq National Market under the symbol "ASCT". Prior to May 30, 1997, there was no established public trading market for Ascent's common stock. The following table sets forth the high and low sales prices per share of the Ascent common stock for the periods indicated below as reported on the Nasdaq National Market.


      PERIOD                                  HIGH      LOW

1997
----
Second Quarter (from May 30, 1997)          $10.250   $8.500
Third Quarter                               $10.250   $6.125
Fourth Quarter                              $ 9.875   $4.000



1998
----
First Quarter                               $ 6.875   $3.3125
Second Quarter                              $ 4.875   $1.375
Third Quarter                               $ 3.6875  $1.625
Fourth Quarter                              $ 5.25    $1.0938


    The reported closing price of the Ascent common stock on the Nasdaq National Market on March 23, 1999 was $2.813. There were approximately 162 stockholders of record at March 23, 1999.

    Ascent has never declared or paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock in the foreseeable future. Ascent is currently prohibited from paying cash dividends under the terms of the 8% subordinated notes (the "Furman Notes") issued in the original aggregate principal amount of $9,000,000 on June 1, 1998 to funds affiliated with ING Furman Selz Investments and BancBoston Ventures. See "Item 13 -- Certain Relationships and Related Transactions." Ascent is also currently prohibited from paying cash dividends under the terms of the Alpharma loan agreement which is described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    During the three-month period ended December 31, 1998, Ascent did not sell any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  SELECTED FINANCIAL DATA

     The table below summarizes recent financial information for the Company. For further information, refer to Part II, Item 8, Financial Statements and Supplementary Data.

                             Selected Financial Data
                      (In thousands, except per share data)

                                                            YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                1998      1997      1996       1995       1994
                                              ---------  --------  --------   --------  --------
Product revenue, net........................  $   4,476  $  2,073  $     --   $     --  $     --
Licensing Revenue...........................         --        --        --        304        --
Gross margin................................      2,169       828        --        304        --
Loss from operations........................    (16,213)  (11,854)   (6,566)    (4,214)   (3,692)
Extraordinary item(1).......................      1,166        --        --         --        --
Net loss....................................    (18,231)  (12,498)   (6,487)    (4,101)   (3,545)
Net loss to common stockholders.............    (18,680)  (12,745)   (6,625)    (4,163)   (3,545)
Net loss per common share
  Basic and diluted.........................  $   (2.69) $  (3.08) $ (33.44)  $ (21.05) $ (17.93)


                                                                     DECEMBER 31,
                                                ------------------------------------------------
                                                  1998      1997     1996       1995      1994
                                                -------   -------  --------   --------  --------
Cash, cash equivalents and current
  marketable securities ....................    $ 2,172   $14,229  $  2,086   $  2,538  $  2,171
Working capital ............................        468     4,242       525      2,231     1,966
Total assets(2) ............................     16,301    28,433     2,628      2,750     2,466
Long term subordinated secured notes,
  net of current portion ...................      8,681     1,252        --         --        --
Redeemable Convertible Preferred Stock,
  Series D, Series E and Series F(3) .......         --        --    17,832     12,557     8,157
Convertible Exchangeable Preferred Stock,
  Series G..................................      6,461        --        --         --        --
Total equity ...............................      3,803    15,515   (16,778)   (10,158)   (5,995 )


No common stock dividends have been declared or paid by Ascent for any period presented above.

(1) The extraordinary item resulted from the early repayment of subordinated secured notes on June 1, 1998. As a result, the Company accelerated the accretion of the discount of $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

(2) In July 1997, Ascent acquired the Feverall acetaminophen suppository product line and certain related assets for a purchase price of $11.9 million. A significant portion of the purchase price was allocated towards the "Feverall" trademark acquired in the transaction, the manufacturing agreement entered into in connection with the transaction and goodwill.

(3) All then outstanding preferred stock was converted to common stock at the initial public offering in May 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Ascent is a drug development and marketing company focused exclusively on the pediatric market. Ascent commenced operations in March 1989 and prior to the quarter ended September 30, 1997 was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. Ascent introduced its first product, Feverall acetaminophen suppositories, during the quarter ended September 30, 1997 and its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997. During the quarter ended March 31, 1998, Ascent began marketing Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. Ascent terminated this agreement effective as of December 31, 1998.

         Ascent has incurred net losses since its inception and expects to incur additional operating losses at least through 1999 as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through December 31, 1998 of $51,059,000.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 VS. FISCAL YEAR 1997

         Revenue: Ascent had net revenue of $4,476,000 for the year ended December 31, 1998 compared with revenue of $2,073,000 for the year ended December 31, 1997. This increase in revenue of $2,403,000 was primarily attributable to (i) increased sales of Feverall of $2,120,000 over the prior year due to twelve months of sales being recognized in 1998 versus only six months of sales being recognized in 1997, (ii) sales of Pediamist nasal saline spray, which was not introduced until the fourth quarter of 1997, and (iii) revenues under the Duricef co-promotion agreement which commenced on February 6, 1998.

         Cost of Sales: Cost of sales was $2,307,000 for the year ended December 31, 1998 compared with $1,246,000 for the year ended December 31, 1997. This increase in cost of sales of $1,061,000 was primarily a result of (i) $637,000 for the manufacturing cost associated with the production of the Feverall and Pediamist products for a full year, (ii) an increase in net realizable value adjustments of $95,000 to inventory, (iii) the amortization of an additional six months in 1998 of $167,000 for the Feverall manufacturing agreement, and (iv) increased operational support personnel costs of $134,000 in 1998.

         Selling, General and Administrative Expenses: Ascent incurred selling, general and administrative expenses of $14,514,000 for the year ended December 31, 1998 compared with $8,305,000 for the year ended December 31, 1997, representing an increase of $6,209,000.

         Selling and marketing expenses were $9,558,000 for the year ended December 31, 1998 compared with expenses of $5,739,000 for the year ended December 31, 1997. This increase in selling and marketing expenses of $3,819,000 was primarily the result of (i) increased personnel expenses of approximately $4,024,000 associated with the hiring of Ascent's field sales organization, (ii) increased marketing and distribution expenses of $491,000 associated with the introduction of Ascent's first two product offerings, Feverall and Pediamist, and partly offset by (iii) decreased marketing expenses of $696,000 due to a corporate marketing program that was run during 1997 and was not repeated in 1998.

         General and administrative expenses were $4,956,000 for the year ended December 31, 1998 compared with expenses of $2,566,000 for the year ended December 31, 1997. The increase in general and administrative expenses of $2,390,000 was due primarily to (i) increased amortization expenses for a full year in 1998 versus a half year in 1997 of intangible assets of $234,000 related to the Feverall trademark and goodwill, (ii) increased support personnel cost of $988,000 associated with the initial commercialization of Ascent's first two products, (iii) increased legal, accounting and investor relations costs of $375,000 associated with being a publicly-traded company for a full year, (iv) increased insurance expenses of $191,000, and (v) $124,000 in increased rent and utility expense related to the expansion of its facilities in 1998.

         Research and Development: Ascent incurred research and development expense of $3,868,000 for the year ended December 31, 1998 compared with $4,377,000 for the year ended December 31, 1997. The decrease of $509,000 was primarily due to (i) $248,000 in reduced spending in the Just for Kids Vitamins Drops and the Feverall ER acetaminophen beaded product R&D programs and (ii) a decrease of $274,000 in clinical trials for Ascent's Feverall ER acetaminophen beaded product which were conducted during 1997.

         Interest: Ascent had interest income of $369,000 for the year ended December 31, 1998 compared with interest income of $693,000 for the year ended December 31, 1997. The decrease of $324,000 was primarily due to a lower average cash investment balance. Ascent had $1,221,000 in interest expense for the year ended December 31, 1998 compared to $1,359,000 for the year ended December 31, 1997, a decrease of $138,000. The decrease was attributable to the repayment on June 1, 1998 of the Triumph subordinated secured notes with the proceeds of the subordinated notes issued in the Series G financing, which notes had a lower effective interest rate.

FISCAL YEAR 1997 VS. FISCAL YEAR 1996

         Revenue: Ascent had net revenue of $2,073,000 for the year ended December 31, 1997 compared with no revenue for the year ended December 31, 1996. The revenue was the result of the acquisition and subsequent marketing of Ascent's first product, Feverall acetaminophen suppositories, and to a lesser extent the introduction of Pediamist nasal saline spray to the market.

         Cost of Sales: Cost of sales was $1,246,000 for the year ended December 31, 1997. The cost of sales was primarily attributable to (i) $874,000 for the manufacturing cost associated with the production of the Feverall and Pediamist products, (ii) the write-off of $205,000 of Just For Kids Vitamin Drops inventory as a result of a change in the specific ingredients used in the final product, and (iii) the amortization of $167,000 in 1997 for the Feverall manufacturing agreement.

         Selling, General and Administrative Expenses: Ascent incurred selling, general and administrative expenses for the year ended December 31, 1997 of $8,305,000 compared with expenses of $2,805,000 for the year ended December 31, 1997, representing an increase of $5,500,000.

         Selling and marketing expenses were $5,739,000 for the year ended December 31, 1997 compared with expenses of 1,065,000 for the year ended December 31, 1996. This increase of $4,674,000 was primarily the result of (i) increased personnel expenses of $3,493,000 as Ascent assembled sales and marketing personnel for the anticipated introduction of its products in the second half of 1997 and (ii) increases of $1,181,000 in advertising and promotional activities in anticipation of such product introductions.

         General and administrative expenses were $2,566,000 for the year ended December 31, 1997 compared with expenses of $1,739,000 for the year ended December 31, 1996. This increase of $827,000 was primarily a result of additional staffing expenses of $703,000 resulting from Ascent's increased infrastructure relating to the anticipated product introductions and amortization expenses of $124,000 for intangible assets related to the Feverall trademark and goodwill.

         Research and Development: Ascent incurred research and development expenses for the year ended December 31, 1997 of $4,377,000 compared with expenses of $3,761,000 for the year ended December 31, 1996. This increase of $616,000 primarily reflected increased third party pilot manufacturing and development expenditures relating to Ascent's twice a day liquid controlled release bronchodilator, Pediavent, and increased expenditures for the development of Ascent's Just for Kids Vitamin Drops.

         Interest: Ascent had interest income of $693,000 for the year ended December 31, 1997 compared with interest income of 79,000 for the year ended December 31, 1996. This increase of $614,000 was primarily attributable to increases in funds available for investment by Ascent resulting from Ascent's initial public offering of common stock, the sale of its Series F convertible preferred stock and the issuance of subordinated secured notes. Ascent had interest expense of $1,359,000 for the year ended December 31, 1997, which reflected the accretion of $1,133,000 for the subordinated secured notes and $226,000 for the related cash interest payments.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and, in 1997, an initial public offering of shares of common stock. As of December 31, 1998, Ascent had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock, approximately $14,743,000 (net of issuance costs) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock. In addition, in the second half of 1997, Ascent began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, and in March 1998 began promoting Duricef7 pursuant to a co-promotion agreement with Bristol-Myers Squibb.

         Triumph Notes. In January and June 1997, Ascent issued an aggregate of $7,000,000 of subordinated secured notes, resulting in net proceeds to Ascent of $6,404,000, which was recorded as a liability of $4,949,000 with $2,506,000 to be accreted as interest expense over the term of the notes. On June 1, 1998, Ascent used a portion of the proceeds from the Series G financing to pay in full the remaining principal and interest due of approximately $5,250,000 and $130,000, respectively.

         Feverall Acquisition. On July 10, 1997, Ascent closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith. The purchase price was $11,905,000. Ascent paid $6,405,000 in cash and issued a promissory note for $5.5 million as payment of the purchase price, which promissory note was paid on February 20, 1998.

         Series G Financing. On May 13, 1998, Ascent entered into a Securities Purchase Agreement with funds affiliated with ING Furman Selz Investments LLC and BancBoston Ventures, Inc. In accordance with this agreement, on June 1, 1998, Ascent issued and sold to these funds an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock, $9.0 million of 8% seven-year subordinated notes and seven-year warrants to purchase 2,116,958 shares of Ascent common stock at a per share exercise price of $4.75 per share, for an aggregate purchase price of $16 million. Of the $9.0 million of subordinated notes issued and sold by Ascent, $8,652,515 was allocated to the relative fair value of the subordinated notes and $347,485 was allocated to the relative fair value of the warrants. Accordingly, the 8% subordinated notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the notes. The $347,485 allocated to the warrants was included in additional paid in capital. Ascent used a portion of the net proceeds, after fees and expense, of

$14.7 million to repay the $5.3 million in Triumph subordinated secured notes and intends to use the balance for working capital. As a result of the early repayment of subordinated secured notes, Ascent accelerated the unaccreted portion of the discount amounting to $842,000. In addition, $325,000 of unamortized debt issue costs were written off. The primary terms of the Series G preferred stock and the convertible and subordinates notes are set forth below.

                  Series G Preferred Stock. The Series G preferred stock is convertible into Ascent common stock at a price of $4.75 per share at the option of the holder (which conversion price was above the fair market value of Ascent's common stock at June 1, 1998). The Series G preferred stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998. The Series G preferred stock may be exchanged for 8% seven-year convertible subordinated notes having an aggregate principal amount equal to the aggregate liquidation preference of the Series G preferred stock solely at the option of Ascent any time within seven years of issuance of the Series G preferred stock.

                  Subordinated Notes and Convertible Notes. The subordinated notes and convertible notes (when and if issued upon exchange of the Series G preferred stock) bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Ascent may defer forty percent of the interest due on the subordinated notes and fifty percent of the dividends due on the Series G preferred stock (or the interest due on the convertible notes if issued upon exchange of the Series G preferred stock) in each of December 1998, June 1999, December 1999 and June 2000 for a period of three years.

         In the event of a change in control or unaffiliated merger of Ascent, Ascent may, at its sole discretion, redeem the Series G preferred stock (or the convertible notes issuable upon exchange of the Series G preferred stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although Ascent will be required to issue new common stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of Ascent, the holders of the convertible notes and the subordinated notes may require Ascent to redeem these notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes, but cannot require Ascent to redeem the Series G preferred stock. In connection with the Series G financing, a representative of ING Furman Selz Investments was added to Ascent's board of directors.

         In connection with Ascent's strategic alliance with Alpharma, which is described below, Ascent entered into a second amendment to the May 1998 securities purchase agreement. The second amendment provides for, among other things, (a) our agreement to exercise our right to exchange of all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) subject to stockholder approval, the reduction in the exercise price of warrants to purchase 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares. In addition, Ascent entered into an amendment to a financial advisory services fee agreement with ING Furman Selz under which Ascent agreed to issue 150,000 shares of Ascent common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees.

         Alpharma Strategic Alliance. On February 16, 1999, Ascent entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. Alpharma USPD is referred to in this annual report as Alpharma. This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma will loan us up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth. In addition, subject to stockholder approval, Ascent will obtain a call option to acquire all of its outstanding common stock and assign the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002, to purchase all of the Ascent common stock then outstanding at a purchase price to be determined by a formula based on Ascent"s 2001 earnings. The consummation of the strategic alliance is subject to the approval of Ascent's stockholders of a proposed merger between Ascent and Bird Merger Corporation at a meeting expected to be held in the second quarter of 1999.

         On February 19, 1999, Ascent borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. Alpharma's obligation to loan Ascent the balance of the $40.0 million is subject to the approval of Ascent's stockholders of the merger with Bird Merger Corporation, which approval is a condition to the consummation of the strategic alliance. If Ascent's stockholders do not approve the merger, Ascent must immediately repay the outstanding principal and interest on the note. The other principal terms of the Alpharma note are set forth below.

                  Payment of Principal and Interest. The Alpharma note bears interest at a rate of 7.5% per annum. Interest is due and payable quarterly, in arrears on the last day of each calendar quarter. If the call option terminates or expires, Ascent does not otherwise prepay the principal amount of the note outstanding and Alpharma does not otherwise convert the note, Ascent will repay the outstanding principal amount under the note over a 15 month period commencing March 30, 2004 and ending June 30, 2005.

                  Prepayment. On or before June 30, 2001, Ascent may repay all or a portion of the outstanding principal amount under the note. Ascent may re-borrow any repaid amounts on or before December 31, 2001. At any time after the expiration or termination of the call option and on or before December 31, 2002, Ascent may prepay all of the outstanding principal amount under the note, together with any accrued and unpaid interest, if it also pays a conversion termination fee equal to

         25% of the principal amount of the note outstanding as of December 31, 2001. Ascent may not otherwise prepay the note. Following a change in control of Ascent, Alpharma may require Ascent to repay all outstanding principal and interest under the note.

                  Conversion. Alpharma may convert all or a portion of the then outstanding principal amount of the note into Ascent common stock on one occasion after a change in control of Ascent and at any time after December 31, 2002 at a conversion price of $7.125 per share (subject to adjustment). After January 1, 2003 and on or before February 28, 2003, Alpharma may cause Ascent to borrow all remaining amounts available under the loan agreement (increasing the principal amount of the note to $40.0 million), but only if Alpharma converts all of the principal amount of the note into Ascent common stock within three business days after the increase.

         Fixed Assets. Ascent expended $340,000, $805,000, and $60,000 to purchase fixed assets, primarily equipment and furniture, in 1998, 1997, and 1996, respectively. Ascent expects that its capital expenditures in 1999 will be approximately $250,000, primarily for computer hardware and software.

         Future Capital Requirements. Ascent's future capital requirements will depend on many factors, including the costs and margins on sales of its products, success of its commercialization activities and arrangements, particularly the level of product sales, its ability to acquire and successfully integrate business and products, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of Ascent to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the ability of Ascent to enter into and maintain its promotion agreements. Ascent's business strategy requires a significant commitment of funds to engage in product and business acquisitions, to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

         Ascent anticipates that, based upon its current operating plan (including internally generated funds), and its existing capital resources, it will require approximately $8.0 million of additional funds to meet its capital requirements through the first quarter of 2000, at which point Ascent currently believes that it will be able to rely on internally generated funds to fund operating expenses. This amount does not take into account the $4.0 million borrowed from Alpharma on February 19, 1999 or the additional $8.0 million which Ascent may borrow from Alpharma, subject to stockholder approval of the merger, for general corporate purposes under the Loan Agreement dated February 16, 1999 by and among Ascent, Alpharma and Alpharma, Inc. If Ascent's stockholders approve the merger, Ascent expects to borrow this $8.0 million from Alpharma under the loan agreement (including the $4.0 million borrowed on February 19, 1999). If Ascent's business does not progress in accordance with its current operating plan, if Ascent's stockholders do not approve the merger or if Ascent does not consummate the strategic alliance with Alpharma, Ascent may need to raise additional funds, including through collaborative relationships and public or private financings. The additional financing may not be available to Ascent or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own or significantly scale back or terminate operations.

IMPACT OF YEAR 2000 ISSUES

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Following December 31, 1999, Ascent's computer equipment and software that is time sensitive, including equipment with embedded technology such as telephone systems and facsimile machines, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to engage in normal business activities.

         Ascent is in the process of assessing its computer systems, software and operations infrastructure, including systems being developed to improve business functionality, to identify computer hardware, software and process control systems that are not Year 2000 compliant. To this end, during the third quarter of fiscal 1998, Ascent established an internal Year 2000 task force, comprised of employees and members of management, for the purpose of evaluating the Year 2000 compliance of its existing computer systems, software and operations infrastructure and any Year 2000 issues of third parties of business importance to Ascent. The goal of Ascent's Year 2000 task force is to minimize any disruptions to Ascent's business which could result from the Year 2000 problem and to minimize liabilities which Ascent might incur as a result of such disruptions. Ascent currently anticipates that its Year 2000 assessment efforts will be completed by June 30, 1999.

         Ascent has also initiated communications with its significant suppliers, including Upsher-Smith Laboratories, Inc. and Lyne Labortories, and service providers and certain strategic customers to determine the extent to which such suppliers, providers or customers will be affected by any significant Year 2000 issues. Although, as of December 31, 1998, Ascent has not received a significant number of responses to its inquiries, Ascent believes that these communications will permit Ascent to determine the extent to which it may be affected by the failure of these third parties to address their own Year 2000 issues and may facilitate the coordination of Year 2000 solutions between Ascent and these third parties. Third parties of business importance to Ascent may not successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on Ascent's business, financial position, results of operations or cash flows.

         Ascent is funding the costs of its Year 2000 compliance efforts with cash flows from operations. Although Ascent has not completed the Year 2000 assessment of its computer systems and software, based upon its assessment efforts to date, Ascent does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon Ascent's business, financial position, results of operations or cash flows. Ascent does not expect that the costs of replacing or modifying computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by Ascent for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, Ascent attempts to obtain replacements that are Year 2000 compliant. For example, Ascent recently upgraded its financial accounting software and received written representations that the system was Year 2000 compliant. As of December 31, 1998, in addition to the costs that Ascent would have incurred in the ordinary course of replacing computer equipment and software, Ascent had incurred less than $5,000 for the replacement of computer equipment and software that was not Year 2000 compliant. Ascent expects to incur total costs of less than $25,000 to become Year 2000 compliant.

         Ascent does not presently believe that the Year 2000 issue will pose significant operational problems for it. However, if Ascent does not properly identify all Year 2000 issues, or assessment, remediation and testing are timely effected with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on Ascent's business, financial position, results of operations or cash flows or adversely affect Ascent's relationships with customers, suppliers or others.

         Ascent has not yet developed a contingency plan for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by Ascent and certain third parties to achieve Year 2000 compliance on a timely basis. Ascent currently plans to complete its analysis of the problems and costs associated with the failure to achieve Year 2000 compliance and to establish a contingency plan in the event of such failure by June 30, 1999.

         The foregoing assessment of the impact of the Year 2000 problem on Ascent is based on management's best estimates as of the date of this annual report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate.

RECENT PRONOUNCEMENTS

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities", referred to as SOP 98-5. SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. This statement is effective for periods beginning after December 15, 1998. Ascent does not believe SOP 98-5 will have a significant impact on its financial statement disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, known as SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters beginning after June 15, 1999. Ascent will adopt SFAS 133 by January 1, 2000. Ascent does not believe that SFAS 133 will have a significant impact on its financial statement disclosure.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARDING-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

THE FDA MAY NOT APPROVE THE MARKETING AND SALE OF ORAPRED SYRUP

         In April 1997, we filed two Abbreviated New Drug Applications, or ANDAs, with the FDA covering 5mg/5ml and 15mg/5ml formulations of Orapred syrup. In October 1998, the FDA issued a deficiency letter on chemistry, manufacturing and controls which cited certain deficiencies with both ANDAs. In January 1998, we amended the ANDA for the stronger formulation of Orapred to address the issues raised by the FDA. The FDA is currently reviewing this ANDA. The FDA may not approve this ANDA on a timely basis or at all. The failure of the FDA to approve one of these ANDAs or a significant delay in such approval would have a material adverse effect on our business.

THE FDA MAY NOT APPROVE THE MARKETING AND SALE OF PRIMSOL TRIMETHOPRIM SOLUTION

         In 1996, we filed a New Drug Application, or NDA, with the FDA covering a 50mg formulation of Primsol trimethoprim solution, an antibiotic for the treatment of middle ear infection. In February 1998, we received a letter from the FDA citing deficiencies in this NDA, and, in August 1998, the FDA notified us that we would be required to conduct additional clinical trials to evaluate the safety of the 50mg formulation of Primsol solution, due to the inclusion in this formulation of maltitol, an inactive ingredient. In September 1998, the FDA indicated that we would not be required to conduct these clinical trials if we removed maltitol from the formulation, and, in December 1998, we filed an amendment to the NDA for the 50mg formulation of Primsol solution removing maltitol. The FDA is currently reviewing this NDA. The FDA may not approve this NDA on a timely basis or at all. The failure of the FDA to approve this NDA or a significant delay in such approval would have a material adverse effect on our business.

THE FDA MAY NOT APPROVE THE MARKETING AND SALE OF FEVERALL CONTROLLED RELEASE SPRINKLES

         In December 1997, we filed an NDA for Feverall controlled-release sprinkles, an acetaminophen product for the treatment of pain and fever in children. In December 1998, the FDA issued a not-approvable letter covering this NDA which cited deficiencies relating to the manufacture and packaging of this product. The letter also indicated that the clinical trials of Feverall sprinkles did not demonstrate adequate duration of action and that the product should only be used in patients older than two years of age. We are currently in discussions with the FDA regarding these issues. The FDA may not approve this NDA on a timely basis or at all. The failure of the FDA to approve this NDA or a significant delay in such approval would have a material adverse effect on our business.

THERE IS UNCERTAINTY AS TO THE MARKET ACCEPTANCE OF OUR TECHNOLOGY AND PRODUCTS

         The commercial success of Orapred syrup, Primsol solution, Feverall sprinkles, and Pediavent albuterol controlled-release suspension, a prescription product for the treatment of asthma for which we expect to file an NDA in the second quarter of 1999, will depend upon their acceptance by pediatricians, pediatric nurses and third party payors as clinically useful, cost-effective and safe. Factors that we believe will materially affect market acceptance of these products include:

         *     the receipt and timing of FDA approval;

         * the timing of market introduction of our products and competing products;

         * the safety, efficacy, side effect profile, taste, dosing and ease of administration of the product;

         *     the patent and other proprietary position of the product;

         *     brand name recognition; and

         *     price.

The failure of any of Orapred syrup, Primsol solution, Feverall sprinkles or Pediavent to achieve market acceptance could have a material adverse effect on our business.

WE HAVE NOT BEEN PROFITABLE

         We have incurred net losses since our inception. At December 31, 1998, our accumulated deficit was approximately $51.1 million. We received our first revenues from product sales only in July 1997. We expect to incur additional significant operating losses over the next 12 months and expect cumulative losses to increase as our research and development, clinical trial and marketing efforts expand. We expect that our losses will fluctuate from quarter to quarter based upon factors such as our product acquisition and development efforts, sales and marketing initiatives, competition and the extent and severity of illness during cold and flu seasons. These quarterly fluctuations may be substantial.

WE MAY REQUIRE ADDITIONAL FUNDING AND OUR LOAN AGREEMENT WITH ALPHARMA RESTRICTS OUR ABILITY TO DO SO

         We anticipate that, based upon our current operating plan (including internally generated funds), and our existing capital resources, we will require approximately $8.0 million of additional funds to meet our capital requirements through the first quarter of 2000, at which point we currently believe that we will be able to rely on internally generated funds to fund operating expenses. This amount does not take into account the $4.0 million borrowed from Alpharma on February 19, 1999 or the additional $8.0 million which we may borrow from Alpharma, subject to stockholder approval of the merger, for general corporate purposes under the Loan Agreement dated February 16, 1999 by and among Ascent, Alpharma and Alpharma, Inc. If our stockholders approve the merger, we expect to borrow this $8.0 million from Alpharma under the loan agreement (including the $4.0 million borrowed on February 19, 1999). If our business does not progress in accordance with our current operating plan, if our stockholders do not approve the merger or if we do not consummate the strategic alliance with Alpharma, we may need to raise additional funds, including through collaborative relationships and public or private financings. The additional financing may not be available to us or may not be available on acceptable terms.

         Although the loan agreement with Alpharma gives us access to $28.0 million for acquisitions of companies and products that meet specified criteria and for funding research and development, it places numerous restrictions on our ability to raise additional capital, including restrictions on the type and amount of securities that we may issue and the use of proceeds of any debt or equity financing. These restrictions apply particularly in the context of raising capital for general corporat e purposes, such as funding operating expenses.

         If we are unable to obtain adequate funding on a timely basis, we may need to significantly curtail one or more of our research or product development programs or reduce our marketing and sales initiatives, or we may be unable to effect strategic acquisitions. We may also need to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products which we would otherwise pursue on our own. Any of such cases would have a material adverse effect on our business.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT

         We were founded in March 1989 and only introduced our first products into the market in the second half of 1997. All but two of our products are in research or development. The products that we have not yet completed developing may require, depending on the development status of the product, additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales.

WE ARE SUBJECT TO TECHNOLOGICAL UNCERTAINTY IN OUR DEVELOPMENT EFFORTS

         We have introduced only one internally-developed product, Pediamist nasal saline spray, into the market. Although we have completed development of products and have filed applications with the FDA for marketing approval, many of our product candidates are in development and require additional formulation, preclinical studies, clinical trials and regulatory approval prior to any commercial sales. We must successfully address a number of technological challenges to complete the development of our potential products. These products may have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit commercial use.

WE HAVE ONLY LIMITED SALES AND MARKETING EXPERIENCE

         We market and sell our products in the United States through our own dedicated marketing staff and sales force. We recruited this marketing staff and sales force in the second half of 1997 and have only limited experience in marketing and sales. We believe that our success depends in significant part upon our ability to maintain a dedicated marketing staff and sales force capable of promoting our products.

WE FACE SIGNIFICANT COMPETITION IN THE PEDIATRIC PHARMACEUTICAL INDUSTRY

         The pediatric pharmaceutical industry is highly competitive and characterized by rapid and substantial technological change. We may be unable to successfully compete in this industry. Our competitors include several large pharmaceutical companies that market pediatric products in addition to products for the adult market, including Glaxo

Wellcome Inc., Eli Lilly and Company, the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson, Inc. and the Ross products Division of Abbot Laboratories Inc.

         We expect to market many of our product candidates as alternative treatments for pediatric indications for which products with the same active ingredient are well-entrenched in the market. Our product candidates also will compete with products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. Moreover, many of our potential products that are reformulations of existing drugs of other manufacturers may have significantly narrower patent or other competitive protection.

         Particular competitive factors that we believe may affect us include:

         * many of our competitors have well known brand names that have been promoted over many years;

         * many of our competitors offer well established, broad product lines and services which we do not offer; and

         * many of our competitors have substantially greater financial, technical and human resources than we have, including greater experience and capabilities in undertaking preclinical studies and human clinical trials, obtaining FDA and other regulatory approvals and marketing pharmaceuticals.

WE MAY BE UNSUCCESSFUL WITH OUR CLINICAL TRIALS

         In order to obtain regulatory approvals for the commercial sale of any of our products under development, we will be required to demonstrate through preclinical testing and clinical trials that the product is safe and efficacious.

         The results from preclinical testing and early clinical trials of a product that is under development may not be predictive of results that will be obtained in large-scale later clinical trials.

         The rate of completion of our clinical trials is dependent on the rate of patient enrollment, which is beyond our control. We may not be able successfully to complete any clinical trial of a potential product within a specified time period, if at all, including because of a lack of patient enrollment. Moreover, clinical trials may not show any potential product to be safe or efficacious. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

         If we are unable to complete a clinical trial of one of our potential products, if the results of the trial are unfavorable or if the time or cost of completing the trial exceeds our expectation, our business, financial condition or results of operations could be materially adversely affected.

WE MAY NOT OBTAIN OR MAINTAIN REGULATORY APPROVALS

         The production and the marketing of our products and our ongoing research and development activities are subject to extensive regulation by federal, state and local governmental authorities in the United States and other countries. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions.

         Clearing the regulatory process for the commercial marketing of a pharmaceutical product takes many years and requires the expenditure of substantial resources. We have had only limited experience in filing and prosecuting applications necessary to gain regulatory approvals. Thus, we may not be able to obtain regulatory approvals to conduct clinical trials of or manufacture or market any of our potential products.

         Factors that may affect the regulatory process for our product candidates include:

         * our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval;

         * we or the FDA may suspend clinical trials at any time if the participants are being exposed to unanticipated or unacceptable health risks; and

         * any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

         As to products for which we obtain marketing approval, we, the manufacturer of the product, if other than us, and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

         We also are subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of our products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries.

WE ARE DEPENDENT ON THIRD PARTY MANUFACTURERS

         We have no manufacturing facilities. Instead, we rely on third parties to manufacture our products in accordance with current "good manufacturing practice" requirements prescribed by the FDA. For example, we rely on Upsher-Smith Laboratories, Inc. for the manufacture of Feverall acetaminophen rectal suppositories. In addition, we rely on third parties for the manufacture of our product candidates for clinical trials and for commercial sale following FDA approval of the product. For example, we rely on Lyne Laboratories, Inc. for the manufacture of Primsol solution and upon Recordati S.A. Chemical and Pharmaceutical Company for the manufacture of Pediavent.

         We expect to be dependent on third party manufacturers or collaborative partners for the production of all of our products. There are a limited number of manufacturers that operate under the FDA's good manufacturing practice requirements and capable of manufacturing our products. In the event that we are unable to obtain contract manufacturing, or obtain manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned.

         We have no experience in manufacturing on a commercial scale and no facilities or equipment to do so. If we determine to develop our own manufacturing capabilities, we will need to recruit qualified personnel and build or lease the requisite facilities and equipment. We may not be able to successfully develop our own manufacturing capabilities. Moreover, it may be very costly and time consuming for us to develop the capabilities.

WE ARE DEPENDENT UPON SOLE SOURCE SUPPLIERS FOR OUR PRODUCTS

         Some of our supply arrangements require that we buy all of our requirements of a particular product exclusively from the other party to the contract. Moreover, for many of our products, we have qualified only one supplier. Any interruption in supply from any of our suppliers or their inability to manufacture our products in accordance with the FDA's good manufacturing requirements may adversely affect us in a number of ways, including:

         *     we may not be able to meet commercial demands for our products;

         * we may not be able to initiate or continue clinical trials of products that are under development; and

         * we may be delayed in submitting applications for regulatory approvals of our products.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE

         As part of our overall business strategy, we intend to pursue strategic acquisitions that would provide additional product offerings. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt under the Alpharma loan agreement or otherwise or amortization expenses related to the goodwill and other intangible assets, any of which could have a material adverse effect on our business. In addition, acquisitions involve numerous risks, including:

         * difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

         * the diversion of management's attention from other business concerns; and

         *     the potential loss of key employees of the acquired company.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses.

OUR SUCCESS DEPENDS ON OBTAINING PATENTS

         Our success depends upon us obtaining patents to protect our products. As a pharmaceutical company, our patent position involves complex legal and factual questions. As a result, patents may not issue from any patent applications that we own or license and, if issued, may not be sufficiently broad to protect our technology.

         Because our product candidates are reformulations of existing off-patent drugs, any patent protection afforded to the products will be significantly narrower than a patent on the active ingredient itself. In particular, we do not expect that the active ingredients of our products will qualify for composition-of-matter patent protection.

         We are aware of patents and patent applications belonging to competitors and others that may require us to alter our products or processes, pay licensing fees or cease certain activities. We may not be able to obtain a license to any technology owned by a third party that we require to manufacture or market one or more products. Even if we can obtain a license, the financial and other terms may be disadvantageous.

WE MAY BECOME INVOLVED IN PROCEEDINGS RELATING TO INTELLECTUAL PROPERTY RIGHTS

         Because our products are based on existing compounds rather than new chemical entities, we may become parties to patent litigation and interference proceedings. The types of situations in which we may become parties to litigation or proceedings include:

         * we may initiate litigation or other proceedings against third parties to enforce our patent rights;

         * we may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by them or to obtain a judgment that our products or processes do not infringe their patents;

         * if our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention; or

         * if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

         An adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition or results of operations.

         The cost to us of any patent litigation or interference proceeding, even if resolved in our favor, could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and interference proceedings may also absorb significant management time.

OUR PATENT LICENSES ARE SUBJECT TO TERMINATION

         We are a party to a number of patent licenses that are important to our business and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance and other obligations on us. If we fail to comply with these requirements, the licensor will have the right to terminate the license.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE CANNOT ADEQUATELY PROTECT OUR PROPRIETARY KNOW-HOW

         We must maintain the confidentiality of our trade secrets and other proprietary know-how. We seek to protect this information by entering into confidentiality agreements with our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may be breached by the other party. We may not be able to obtain an adequate, or perhaps, any remedy to remedy the breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

THE PRICING OF OUR PRODUCTS IS SUBJECT TO DOWNWARD PRESSURES

         The availability of reimbursement by governmental and other third party payors affects the market for our pharmaceutical products. These third party payors continually attempt to contain or reduce healthcare costs by challenging the prices charged for medical products and services. In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.

         If we obtain marketing approvals for our products, we expect to experience pricing pressure due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS

         Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceuticals. Product liability claims might be made by consumers, health care providers or pharmaceutical companies or others that sell our products. If product liability claims are made with respect to our products, we may need to recall the products or change the indications for which they may be used. A recall of a product would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED PRODUCT LIABILITY COVERAGE AND WE MAY NOT BE ABLE TO OBTAIN IT IN THE FUTURE

         Our product liability coverage is expensive and we have purchased only limited coverage. This coverage is subject to various deductibles. In the future, we may not be able to maintain or obtain the necessary product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses. Accordingly, product liability claims could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON A FEW KEY EMPLOYEES WITH KNOWLEDGE OF THE PEDIATRIC PHARMACEUTICAL INDUSTRY

         We are highly dependent on the principal members of our management and scientific staff, particularly Dr. Clemente, the chairman of our board of directors. The loss of the services of any of these individuals could have a material adverse effect on our business. We do not carry key-man insurance with respect to any of our executive officers other than Dr. Clemente.

WE NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL WITH KNOWLEDGE OF DEVELOPING AND MANUFACTURING PEDIATRIC PHARMACEUTICALS

         Recruiting and retaining qualified scientific personnel to perform research and development is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. We may not be able to attract and retain highly skilled personnel on acceptable terms given the competition for experienced scientists among pharmaceutical and health care companies, universities and non-profit research institutions. In addition, the existence of the call option and the resulting uncertainty as to whether we will be acquired by Alpharma may dissuade highly skilled personnel from accepting employment with or remaining employed by us.

OUR PROMOTION ARRANGEMENTS DEPEND ON THE SUPPORT OF OUR COLLABORATORS

         We plan to enter into arrangements to promote some pharmaceutical products of third parties to pediatricians in the United States. For example, in November 1998, we entered into a promotion agreement with Warner-Lambert Company to market Omnicef(R) (cefdinir), a product licensed by Warner-Lambert Company from Fujisawa Pharmaceutical Co., Ltd. The success of any arrangement is dependent on, among other things, the third party's commitment to the arrangement, the financial condition of the third party and market acceptance of the third party's products.

WE ARE DEPENDENT UPON A THIRD PARTY DISTRIBUTOR

         We distribute our products through a third party distribution warehouse. We have no experience with the distribution of products and rely on the third party distributor to perform order entry, customer service and collection of accounts receivable on our behalf. The success of this arrangement is dependent on, among other things, the skills, experience and efforts of the third party distributor.

UNCERTAINTY OF HEALTHCARE REFORM MEASURES

         In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals affects and will affect our ability to raise capital, obtain additional collaborative partners and market our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 1997, the Securities and Exchange Commission issued Financial Reporting Release 48, also known as FRR 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". FRR 48 requires disclosure of qualitative and quantitative information about market risk inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments beyond those required under generally accepted accounting principles

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated notes. At December 31, 1998, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at December 31, 1998, which was not materially different from the year-end carrying value.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14 (a) and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         We have three classes of directors consisting of three Class I directors, three Class II directors and two Class III directors. At each annual meeting, directors are elected for a full term of three years to succeed those whose terms are expiring. The terms of the three classes are staggered in a manner so that only one class is elected by stockholders annually. The three Class II directors are proposed for election this year to serve as members of our board of directors until the 2002 annual meeting of stockholders, or until their successors are elected and qualified. The term of the Class III directors will expire at the 2000 annual meeting. The Class I directors were elected at the annual meeting last year for a three year term expiring at the 2001 annual meeting.

         The table below includes information for each director, including the Class II director nominees, as of December 31, 1998 with respect to (a) his name and age; (b) position and offices at Ascent; (c) principal occupation and business experience during the past five years; (d) directorships, if any, of other publicly held companies and (e) the year he became a director of Ascent.


                                                    Principal Occupation, Other Business
                                   Director            Experience During the Past Five
       Name                 Age     Since               Years and Other Directorships
       ----                 ---    --------         ------------------------------------
CLASS II DIRECTORS,
NOMINEES TO BE ELECTED
AT THE ANNUAL MEETING
(TERMS EXPIRING IN 2002)
Alan R. Fox                  54      1996        President and chief executive officer of Ascent
                                                 since May 1996; president of Mead Johnson Europe,
                                                 an infant formula and nutritional company, from
                                                 January 1992 to May 1996; president and general
                                                 manager of Mead Johnson Canada, an infant formula
                                                 and nutritional company, from 1981 to 1991;
                                                 various positions, including as a manager of
                                                 marketing and sales for the Bristol Laboratories
                                                 Division of Bristol-Myers Squibb, Inc., a
                                                 pharmaceutical company, from 1968 to 1981.

                                                    Principal Occupation, Other Business
                                   Director            Experience During the Past Five
       Name                 Age     Since               Years and Other Directorships
       ----                 ---    --------         ------------------------------------
Robert E. Baldini            68      1993        Vice chairman of our board of directors since
                                                 April 1996; consultant to, and a director of,
                                                 several private and public pharmaceutical and
                                                 medical device companies; senior vice president of
                                                 sales and marketing for Key Pharmaceuticals from
                                                 1982 to 1986 and following the acquisition of Key
                                                 Pharmaceuticals by Schering-Plough Corporation in
                                                 1986, various positions with the Key
                                                 Pharmaceuticals Division of Schering-Plough
                                                 Corporation until 1995, last serving as its
                                                 president; executive director of sales and
                                                 promotion of Ciba-Geigy Corporation, a
                                                 pharmaceutical and chemical company, from 1977 to
                                                 1982; vice chairman of the board of
                                                 directors of KOS Pharmaceuticals, Inc., a
                                                 pharmaceutical company, and a director of Clarion
                                                 Pharmaceuticals, Inc., a pharmaceutical company.


James L. Luikart             53      1998        Executive vice president of ING Furman Selz
                                                 Investments (an affiliate of the manager and of
                                                 the general partner of Furman Selz Investors II
                                                 L.P., FS Employee Investors LLC and FS Parallel
                                                 Fund L.P.) since 1995; vice president of Citicorp
                                                 Venture Capital Ltd., a subsidiary of Citibank
                                                 from 1988 to 1995.


                                                    Principal Occupation, Other Business
                                   Director            Experience During the Past Five
       Name                 Age     Since               Years and Other Directorships
       ----                 ---    --------         ------------------------------------

CLASS III DIRECTORS
(TERMS EXPIRING IN 2000)
Emmett Clemente, Ph.D.       60      1989        Founder of Ascent in 1989 and chairman of our
                                                 board of directors since May 1996; chief executive
                                                 officer of Ascent from 1989 to 1996; director of
                                                 pharmaceutical research for Fisons Corporation,
                                                 U.S., a pharmaceutical company, from 1980 to 1989
                                                 and director of new product development and
                                                 acquisitions of Fisons Corporation, U.S. from 1972
                                                 to 1980; chief scientist in the consumer products
                                                 division of Warner-Lambert Company, a
                                                 pharmaceutical company, from 1970 to 1972; senior
                                                 scientist of Richardson-Merrell Company, a
                                                 pharmaceutical company, from 1967 to 1970.

Andre Lamotte, Sc.D.         50      1989        Managing general partner of Medical Science
                                                 Ventures, L.P., the general partner of Medical
                                                 Science Partners, L.P., the venture capital firm
                                                 founded by Harvard University, since 1989; general
                                                 manager of the Merieux Institute, Inc., the U.S.
                                                 affiliate of Institute Merieux and Pasteur
                                                 Vaccines, from 1983 to 1988; director of OraVax,
                                                 Inc., a biotechnology company.


                                                    Principal Occupation, Other Business
                                   Director            Experience During the Past Five
       Name                 Age     Since               Years and Other Directorships
       ----                 ---    --------         ------------------------------------

CLASS I DIRECTORS (TERMS
EXPIRING IN 2001)
Raymond F. Baddour,          73      1989        Lammot du Pont Professor Emeritus of Chemical
Sc.D.                                            Engineering at the Massachusetts Institute of
                                                 Technology since 1989; co-founder and director of
                                                 Amgen Inc., a biopharmaceutical company, from 1980
                                                 to 1997, and MatTek Corp., a specialty
                                                 biomaterials company; director of Hyseq, Inc., a
                                                 biotechnology company and Scully Signal Co., a
                                                 signal device company.

Michael J.F. Du Cros         61      1993        Partner of Atlas Venture, a venture capital firm,
                                                 since 1993; Limited Partner of Aspen Venture
                                                 Partners, L.P., a limited partnership formed to
                                                 carry on the venture capital activities of 3i Ventures
                                                 in the United States, since 1991; Chief Executive Officer
                                                 of Protein Databases, Inc., a life science instrumentation company, from 1984 to 1988; director of Cardima, Inc., a
                                                 medical device company.

                                                    Principal Occupation, Other Business
                                   Director            Experience During the Past Five
       Name                 Age     Since               Years and Other Directorships
       ----                 ---    --------         ------------------------------------
Lee J. Schroeder             70      1990        President of Lee Schroeder and Associates, Inc., a
                                                 pharmaceutical consulting company, since 1985;
                                                 president of the Lincoln Wholesale Drug Company, a
                                                 wholesale drug company, from 1983 to 1985;
                                                 executive vice president of Sandoz, Inc., U.S., a
                                                 pharmaceutical company, from 1981 to 1983; vice
                                                 president and general manager of Dorsey
                                                 Laboratories, a pharmaceutical company, from 1974
                                                 to 1981; director of Interneuron Pharmaceuticals,
                                                 Inc., MGI Pharmaceuticals, Inc. and Celgene
                                                 Corporation, each a pharmaceutical company.

         James L. Luikart was nominated and elected to our board of directors pursuant to the terms of the Securities Purchase Agreement dated as of May 13, 1998 by and among Ascent and the Series G purchasers identified in the agreement. For a description of the May 1998 securities purchase agreement, see "Item 13 - Certain Relationships and Related Transactions" on page 70 of this annual report.

         We have agreed to appoint a nominee of Alpharma to our board of directors as a Class I director immediately prior to the closing of the transactions contemplated by the master agreement with Alpharma. We expect that this designee will be Thomas Anderson, who has served as president of Alpharma since January 1997. Prior to joining Alpharma, Mr. Anderson served as president and chief operating officer of FoxMeyer Health Corporation from May 1993 to February 1996 and executive vice president and chief operating officer of FoxMeyer Health Corporation from July 1991 to April 1993.

         We have also agreed to appoint a nominee of ING Furman Selz Investments LLC, referred to as ING Furman Selz in this annual report, to our board of directors as a Class III director immediately prior to the closing of the transactions contemplated by the

Second Amendment dated as of February 16, 1999 to the May 1998 securities purchase agreement. We expect that this designee will be Nicholas Daraviras, who has served as an associate of ING Furman Selz since 1996. Prior to joining ING Furman Selz, Mr. Daraviras served as an equity research analyst at Oppenheimer & Co. and Ladenburg Thalmann & Co. from 1994 to 1996.

         Terrance McGuire, a former Class III director, resigned from our board of directors effective February 19, 1999. Michael J.F. Du Cros, a Class I director, has indicated that he would resign from the board of directors upon the closing of the transactions contemplated by the Master Agreement dated as of February 16, 1999 between Ascent, Alpharma and Alpharma, Inc., including the merger, and the appointment of Messrs. Anderson and Daraviras to our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of Ascent equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. To our knowledge, based solely on review of the copies of the reports furnished to us and written representations that no year-end reports on Form 5 were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were timely made other than the filing of a Form 3 by Mr. James L. Luikart in connection with his becoming a director of Ascent.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Messrs. Baldini and Schroeder are paid $6,000 each year as compensation for serving on our board of directors. No other directors currently are compensated for serving on our board of directors. All of our directors are reimbursed for their expenses incurred in connection with their attendance at board of directors and committee meetings.

         Under our 1997 Director Stock Option Plan, options to purchase 15,000 shares of Ascent common stock are granted to each new non-employee director upon his or her initial election to our board of directors. On June 1, 1998, Mr. James L. Luikart received an option for 15,000 shares of Ascent common stock. Options to purchase 5,000 shares of Ascent common stock are granted to each non-employee director on May 1 of each year. On May 1, 1998, Messrs. Baddour, Baldini, Du Cros, McGuire and Schroeder each received an option for 5,000 shares of Ascent common stock. All options vest on the first anniversary of the date of grant. However, the exercisability of these options accelerates upon the occurrence of a change in control of Ascent, as provided for in the director plan. A total of 300,000 shares of Ascent common stock may be issued upon the exercise of stock options granted under the director plan. With the exception of the options granted on the date of our initial public offering, the exercise price of all options granted under the director plan equals the closing price of Ascent common stock on the date of grant. As of March 15, 1999, options to purchase an aggregate of 135,000 shares of Ascent common stock were outstanding under the director plan.

         We are party to a consulting agreement with Mr. Robert E. Baldini, vice chairman of our board of directors, dated April 1, 1996. Pursuant to this agreement, Mr. Baldini provides consulting services as requested by us in return for compensation of $1,500 per day. Mr. Baldini did not receive any consulting fees in 1998 pursuant to this agreement. Upon execution of this agreement, we granted Mr. Baldini an option under our 1992 Equity Incentive Plan exercisable for 85,000 shares of Ascent common stock vesting in four equal annual installments. This consulting agreement expires on April 1, 2000, unless extended by mutual agreement of the parties.

COMPENSATION OF EXECUTIVE OFFICERS

GENERAL

         The following table sets forth the compensation for each of the fiscal years ended December 31, 1998, 1997 and 1996 for our chief executive officer and our four other most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus exceeded $100,000 in fiscal 1998. The chief executive officer and the other executive officers are referred to as the Named Executive Officers.


                           SUMMARY COMPENSATION TABLE

                                                                      Long-Term
                                                                     Compensation
                                             Annual Compensation        Awards
                                            ---------------------    ------------
                                                                      Securities
                                                                      Underlying     All Other
  Name and Principal Position      Year      Salary        Bonus        Options     Compensation
-------------------------------    ----     --------      -------    ------------   ------------
Alan R. Fox                        1998     $217,700      $43,540           --             --
  President and chief executive    1997     $207,753      $36,500           --             --
  officer(1)                       1996     $135,000           --      153,000             --

Emmett Clemente, Ph.D.             1998     $210,300      $42,060           --        $17,833(2)
  Chairman of the board            1997     $201,083      $47,232           --        $ 7,705(2)
  of directors                     1996     $190,500      $41,600           --        $14,119(2)

Gregory A. Vannatter               1998     $167,500      $33,500       50,000(4)          --
  Vice president, marketing(3)     1997     $153,000           --           --        $32,436(5)
                                   1996     $ 31,511           --       29,750             --

Timothy K. Moffitt                 1998     $158,087      $30,880      100,000(7)          --
  Vice president, sales(6)         1997     $150,505           --       40,000(8)          --
                                   1996           --           --           --             --

 John G. Bernardi                  1998     $133,600      $26,720       17,500(10)         --
  Vice president, finance and      1997     $128,092           --           --             --
  treasurer(9)                     1996     $ 64,904           --       29,750             --

-------------------

(1)     Mr. Fox joined Ascent as president in May 1996.
(2)     Life insurance premiums paid by us for the benefit of Dr. Clemente.
(3)     Mr. Vannatter joined Ascent as vice president, marketing in October
        1996.
(4)     Includes 18,000 options which were granted and repriced in 1998.
(5) Relocation costs, including related tax adjustments, paid by us for the benefit of Mr. Vannatter.
(6)     Mr. Moffitt joined Ascent as vice president, sales in May 1997.
(7) Includes 40,000 options which were granted in 1997 and repriced in 1998 and 20,000 options which were granted and repriced in 1998. See footnote
        (8)
(8)     These options were repriced in 1998. See footnote (7).
(9) Mr. Bernardi joined Ascent as vice president, finance and treasurer in June 1996.
(10)    Includes 16,000 options which were granted and repriced in 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
                          -------------------------------------------------
                                        Percent Of
                                          Total
                           Number Of     Options                              Potential Realizable Value At
                          Securities    Granted To                                    Assumed Annual
                          Underlying    Employees     Exercise              Rates Of Stock Price Appreciation
                           Options      In Fiscal     Of Base    Expiration         For Option Term(3)
        Name               Granted       Year(1)      Price(2)      Date           5%               10%
--------------------      ----------    ----------    --------   ---------- -------------       -------------
Alan R. Fox                    --           --           --              --            --                --

Emmett Clemente,               --           --           --              --            --                --
Ph.D.

Gregory A. Vannatter       10,000(4)       1.3%       $3.75(7)     03/16/08            --        $11,062.50
                            8,000(5)       1.0%       $3.75(7)     04/08/08            --         $8,850.00
                           32,000(6)       4.2%       $3.75        04/08/08    $75,600.00       $190,800.00

Timothy K. Moffitt         40,000(8)       5.2%       $3.75(9)     06/24/07            --        $44,250.00
                           10,000(10)      1.3%       $3.75(7)     03/16/08            --        $11,062.50
                           10,000(11)      1.3%       $3.75(7)     04/08/08            --        $11,062.50
                           40,000(12)      5.2%       $3.75        04/08/08    $94,500.00       $238,500.00

John G. Bernardi           10,000(13)      1.3%       $3.75(7)     03/16/08    $23,625.00        $59,625.00
                            6,000(14)      0.8%       $3.75(7)     04/08/08    $14,175.00        $35,775.00
                            1,500(15)      0.2%       $3.75        04/08/08            --         $1,659.38

-------------------
(1) The number of options granted in 1998 includes 555,450 shares that were repriced in September 1998.
(2) Options were granted by the compensation committee pursuant to the 1992 Equity Incentive Plan at "fair market value" determined on the date of the grant, based upon the last reported sale price of Ascent common stock on the Nasdaq National Market. Repriced options were granted at $3.75, above fair market value on the date of grant.
(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of Ascent common stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercise and Ascent common stock holdings are dependent on the timing of the exercise and the future performance of Ascent common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(4) The option is exercisable in four equal annual installments beginning on September 16, 1999.
(5) The option is exercisable in four equal annual installments beginning on October 8, 1999.
(6) The option is exercisable in four equal annual installments beginning on April 8, 1999.
(7)    These options were repriced in September 1998.
(8) 10,000 of the shares subject to the option are immediately exercisable and the remaining 30,000 shares are exercisable in three equal annual installments beginning on November 12, 1999.
(9)    These options were granted in 1997 and repriced in September 1998.
(10) The option is exercisable in four equal annual installments beginning on September 16, 1999.
(11) The option is exercisable in four equal annual installments beginning on October 8, 1999.
(12) The option is exercisable in four equal annual installments beginning on April 8, 1999.

(13) The option is exercisable in four equal annual installments beginning on September 16, 1999.
(14) The option is exercisable in four equal annual installments beginning on October 8, 1999.
(15) The option is exercisable in four equal annual installments beginning on April 8, 1999.


         On February 10, 1999, Ascent's compensation committee granted each of Dr. Clemente and Mr. Fox an incentive stock option for 125,000 shares of Ascent common stock and granted each of Messrs. Bernardi, Moffitt and Vannatter an incentive stock option for 25,000 shares of Ascent common stock. Each of these options has an exercise price of $6.75 per share and vests in three equal annual installments commencing on February 10, 2000.

    Year-End Option Table

             The following table sets forth information regarding the number and value of exercisable and unexercised options held by each of the Named Executive Officers on December 31, 1998. No stock options were exercised by any of the Named Executive Officers in fiscal 1998.

                          FISCAL YEAR-END OPTION VALUES

                                                                 Value of Unexercised in-the-
                             Number of Shares Underlying        Money Options at Fiscal Year-
                             Options at Fiscal Year-End                     End(1)
                            ------------------------------      ------------------------------
       Name                 Exercisable      Unexercisable      Exercisable      Unexercisable
----------------------      -----------      -------------      -----------      -------------
Alan R. Fox                   76,500             76,500           $149,909          $149,909

Emmett Clemente, Ph.D.       144,500                 --           $293,162                --

Gregory A. Vannatter          14,875             64,875           $ 29,149          $ 57,274

Timothy K. Moffitt            10,000             90,000           $  5,625          $ 50,625

John G. Bernardi              14,875             32,375           $ 29,149          $ 38,993

-------------------
(1) The closing price for Ascent common stock as reported by the Nasdaq National Market on December 31, 1998 was $4.3125. The value of these options is calculated on the basis of the difference between the option exercise price and $4.3125, multiplied by the number of shares of common stock underlying the option.

    EMPLOYMENT AGREEMENT

          We are a party to an employment agreement with Dr. Emmett Clemente for the period commencing March 16, 1994 and ending March 15, 2000, unless extended by mutual agreement of the parties. Under this agreement, Dr. Clemente is entitled to receive (a) an annual base salary of $210,300, as it may be adjusted, and (b) an annual bonus of up to 30% of his annual base salary based upon the attainment of performance criteria set by our board of directors annually (with the potential to exceed 30% of his annual base salary, at the discretion of our board of directors, in the event that we achieve break-even cash flow). In addition, as part of Dr. Clemente's annual compensation review, our board of directors is required to consider in its sole discretion granting Dr. Clemente a stock option to acquire additional shares of Ascent common stock. In the event Dr. Clemente's employment is terminated by us without cause, Dr. Clemente will continue to receive (a) his annual base salary for the one-year period commencing on the effective date of termination and (b) benefits for the 18-month period following the effective date of termination. However, any of the above payments or benefits which we are required to provide will be reduced dollar for dollar by any payments or benefits Dr. Clemente receives from any other employer during the period we are required to provide these payments or benefits. Following the cessation or termination of his employment by us, Dr. Clemente has agreed not to compete with us for two years with respect to any products developed, produced, marketed or sold by us during his tenure with us.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report is submitted by the compensation committee of our board of directors, which is responsible for establishing and administering our executive compensation policies, including for the chief executive officer and the other Named Executive Officers, and setting the compensation for these individuals.

         GENERAL COMPENSATION POLICY

         The compensation committee, including its stock plan subcommittee, seeks to achieve the following three broad goals in connection with Ascent's executive compensation programs and decisions regarding individual compensation:

         * structure executive compensation programs in order to enable us to attract and retain qualified executives;

         * establish compensation programs that reward executives for the achievement of our business objectives and/or in the individual executive's particular area of responsibility, and thereby create a performance-oriented environment; and

         * provide executives with an equity interest in Ascent so as to link a portion of the executive's compensation with the performance of Ascent common stock.

         PROCEDURES FOR ESTABLISHING COMPENSATION

         Ascent performs periodic reviews of executive compensation to confirm the competitiveness of the overall executive compensation package as compared with industry peers who compete with Ascent for prospective employees who possess the scientific and technical knowledge and skills required to develop, manufacture and market pediatric drug products.

         EXECUTIVE OFFICER COMPENSATION PROGRAM

         The compensation programs for Ascent's executives consist principally of three elements based upon the foregoing objectives: base salary, cash bonuses and stock-based equity incentives in the form of participation in Ascent's stock option plans.

         Base Salary. In establishing base salaries for the executive officers, including the chief executive officer, the compensation committee: (a) monitors salaries at other companies, particularly those that are in the same industry as Ascent or related industries and/or located in the same general geographic area as Ascent; (b) considers historic salary levels of the individual and the nature of the individual's responsibilities; (c) compares the individual's base salary with those of other executives at Ascent; and (d) considers general economic conditions, our financial performance and the individual's performance, to the extent determined to be appropriate.

         Annual Incentive Compensation. The compensation committee considers the payment of cash bonuses pursuant to the 1997 Executive Bonus Plan, as amended and restated, as part of its compensation program. In this regard, the compensation committee determined to pay cash bonuses to Dr. Clemente and Messrs. Bernardi, Fox, Moffitt and Vannatter for 1998. In establishing the amounts of the cash bonuses for 1998, the compensation committee considered Ascent's achievements in 1998, including the closing of the Series G financing and the execution of the promotion agreement with Warner Lambert, and the roles played by Dr. Clemente and Messrs. Bernardi, Fox, Moffitt and Vannatter in accomplishing these achievements.

         Long-Term Incentive Compensation. The compensation committee uses stock options as a significant element of the compensation package of Ascent's executive officers, including the chief executive officer, because they provide an incentive to executives to maximize stockholder value and because they reward the executives only to the extent that stockholders also benefit. The compensation committee believes that it is to Ascent's advantage to increase the interest of executives in Ascent's welfare, as such employees share the primary responsibility for the management and growth of Ascent.

         Our board of directors currently grants stock options based on the recommendation of the compensation committee, or a subcommittee of the compensation committee. It is not the policy of the compensation committee to recommend the grant of stock options to executives annually, and the timing of grants depends upon a number of factors, including (a) new hires of executives,
(b) the executives' current stock and option holdings, (c) vesting schedules of outstanding options and (d) the current stock price, and such other factors as the compensation committee deems relevant. In 1998, after reviewing Ascent's executive officers' stock and option holdings, the compensation committee determined to recommend the grant of stock options to Messrs. Bernardi, Moffitt and Vannatter. When recommending the grant of stock options, it has generally been the policy of the compensation committee to recommend that the exercise price of the options be equal or greater than the fair market value of Ascent common stock on the date of grant. For additional information concerning option grants to Named Executive Officers, see the table under the heading "Option Grants in Last Fiscal Year." Commencing in 1999, in order to comply with Section 162(m) of the Internal Revenue Code, a subcommittee of the compensation committee has been delegated the authority to grant options to executive officers.

         Because of a decline in market value of Ascent common stock, some outstanding options were exercisable at prices that exceeded the market value of Ascent common stock. In view of this decline and in keeping with our philosophy of using equity incentives to motivate and retain qualified executives, the board of directors, including the compensation committee members, believed it important to regain the incentive intended to be provided by options to purchase shares of Ascent common stock. On September 4, 1998, our board of directors, including the compensation committee members, unanimously approved a repricing of some options granted to employees pursuant to Ascent's 1992 Equity Incentive Plan. Only three executive officers, Mr. Gregory A. Vannatter, vice president, marketing, Mr. John G. Bernardi, vice president, finance, and treasurer, and Mr. Timothy K. Moffitt, vice president, sales, participated in the repricing. Additional details regarding the repricing of their options can be found under the heading "Repricing of Options" below.

TAX CONSIDERATIONS

         Section 162(m) of the Internal Revenue Code, generally disallows a tax deduction to public companies for compensation over $1.0 million paid to the chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. In this regard, Ascent has limited the number of shares subject to stock options which may be granted to company employees in a manner that complies with the performance-based requirements of Section 162(m). While the committee does not currently intend to qualify its other compensatory awards as performance-based compensation, it will continue to monitor the impact of Section 162(m) on us.

                                                Compensation Committee

                                                Andre L. Lamotte, Sc.D.
                                                James L. Luikart
                                                Lee J. Schroeder

REPRICING OF OPTIONS

         The following table sets forth information with respect to the repricing of options during fiscal 1998: (a) the name of the executive officer;
(b) the date of the repricing; (c) the number of securities underlying the repriced options; (d) the per-share market price of the underlying security at the time of the repricing; (e) the original exercise price of the canceled option; (f) the per share exercise price of the replacement option; and (g) the amount of time remaining before the canceled option would have expired. We have never repriced options prior to fiscal 1998. In accordance with the rules of the Securities and Exchange Commission, the following table includes information only with respect to optionees who were executive officers of Ascent at the time of the repricing.


                                OPTION REPRICING

                                                                                                           Length of
                                              Number of                                                 Original Option
                                             Securities      Market Price                                    Term
                                             Underlying       of Stock at    Exercise Price               Remaining at
                                               Options          Time of        at Time of       New         Date of
                                             Repriced or     Repricing or     Repricing or    Exercise    Repricing or
        Name                     Date          Amended         Amendment        Amendment       Price     Amendment(1)
--------------------           --------      -----------     ------------     -------------   --------  ---------------
Alan R. Fox                          --             --              --               --             --            --

Emmett Clemente,                     --             --              --               --             --            --
Ph.D.

Gregory A. Vannatter           09/04/98         10,000          $1.875            $4.50          $3.75      03/16/08
                               09/04/98          8,000          $1.875            $7.25          $3.75      04/08/08

Timothy K. Moffitt             09/04/98         40,000          $1.875           $9.125          $3.75      06/24/07
                               09/04/98         10,000          $1.875            $4.50          $3.75      03/16/08
                               09/04/98         10,000          $1.875            $7.25          $3.75      04/08/08

John G. Bernardi               09/04/98         10,000          $1.875            $4.50          $3.75      03/16/08
                               09/04/98          6,000          $1.875            $7.25          $3.75      04/08/08


-------------------
(1)      The length of the original option term was not changed.

COMPENSATION COMMITTEE REPORT ON REPRICING OF OPTIONS

         On September 4, 1998, our board of directors and the compensation committee of our board of directors approved a repricing of some options granted to employees, including some of Ascent's executive officers, pursuant to our 1992 Equity Incentive Plan. Because of a decline in market value of Ascent common stock, some outstanding options were exercisable at prices that greatly exceeded the market value of Ascent common stock. In view of this decline and in keeping with Ascent's philosophy of using equity incentives to motivate and retain qualified employees, the compensation committee believed it important to regain the incentive intended to be provided by options to purchase shares of Ascent common stock. The compensation committee believed the repricing was necessary as a result of the intense competition in our industry for experienced managers, skilled scientists, sales and marketing personnel, and other employees. Further, equity-based compensation is of particular importance among drug development and marketing companies, and the failure of Ascent to provide competitive equity-based compensation could require us to pay significantly higher cash salaries and bonuses in order to attract and retain qualified personnel. Because increased cash compensation would negatively impact cash flow and would likely result in an immediate drop in the value of stockholders' investments, the compensation committee believed that repricing outstanding options and regaining the incentive intended to be provided by the options would be in the best interests of Ascent and our stockholders.

         The exercise price of the repriced options was above the then-current fair market value of the common stock, thus requiring the stock price to increase in order for the optionees to realize any value. In addition, in exchange for the repricing, the vesting schedule of any of then unvested portion of a repriced option was delayed until six months after the date of grant specified in the original option. Accordingly, optionees were prohibited from exercising the repriced options for at least six months. Except as otherwise noted, vesting schedules of the repriced options remained the same as those of the original options.

         Pursuant to the terms of the repricing, 88 option holders, holding options to purchase an aggregate of 555,450 shares of Ascent common stock, that had exercise prices ranging from $3.875 to $9.125, were issued new options to purchase an aggregate of 555,450 shares of Ascent common stock having an exercise price of $3.75 per share. This included three executive officers, holding options to purchase an aggregate of 94,000 shares of Ascent common stock, that had exercise prices ranging from $4.50 to $9.125, who were issued new options to purchase an aggregate of 94,000 shares of Ascent common stock at an exercise price of $3.75 per share.

                             Compensation Committee

                             Andre L. Lamotte, Sc.D.
                             James L. Luikart
                             Lee J. Schroeder

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of our company's compensation committee are Dr. Lamotte and Messrs. Luikart and Schroeder. No executive officer of Ascent has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of our compensation committee.

         Since January 1, 1998, we have engaged in the transactions described below under "Certain Relationships and Related Transactions" with affiliates of Mr. Luikart, a director of Ascent and a member of our compensation committee.

STOCK PERFORMANCE GRAPH

         The stock performance graph below compares the percentage change in cumulative stockholder return on Ascent common stock for the period from May 29, 1997 (the date Ascent common stock was first publicly traded) through December 31, 1998 with the cumulative total return on (a) the Nasdaq National Market Index and (b) the Nasdaq Pharmaceuticals Index.


                               [GRAPHIC OMITTED]

         This graph assumes the investment of $100.00 in Ascent common stock (at the initial public offering price), in the Nasdaq National Market Index and in the Nasdaq Pharmaceuticals Index on May 29, 1997 and assumes dividends are reinvested. Prior to May 29, 1997, Ascent common stock was not registered under the Exchange Act.


                                MAY 29, 1997   DECEMBER 31, 1997     DECEMBER 31, 1998
                                ------------   -----------------     -----------------
Ascent Pediatrics, Inc.           $100.00           $ 65.28               $ 47.91

Nasdaq Pharmaceuticals Index      $100.00           $100.44               $128.57

Nasdaq US Index                   $100.00           $113.03               $158.82

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of January 31, 1999, regarding the beneficial ownership of Ascent common stock and Ascent Series G preferred stock by (a) each person or entity known to us to beneficially own more than five percent of Ascent common stock or Ascent Series G preferred stock, (b) each director and Named Executive Officer of Ascent, (c) the chief executive officer and the two other most highly compensated executive officers of Ascent who were serving as such at December 31, 1998, and (d) all current directors and executive officers of Ascent as a group.

         The number of shares beneficially owned by each 5% stockholder, director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which an individual or group has sole or shared voting power or investment power and also any shares which an individual or group has the right to acquire within 60 days of January 31, 1999 through the conversion of any convertible note or the exercise of any stock option, warrant or other right. The inclusion in this annual report of these shares, however, is not an admission that the named stockholder is a direct or indirect beneficial owner of the shares. Unless otherwise indicated, each person or group named in the table has sole voting and investment power (or shares the power with his or her spouse) with respect to all shares of capital stock listed as owned by the person or entity.

         The "Total Percent of Common and Preferred Stock on an as-converted Basis" column reflects each listed individual's or group's percent beneficial ownership of Ascent voting stock on an as-converted basis. This column differs from the column entitled "Percent of Class" with respect to Ascent common stock because the percent calculation in this column is based on the assumption that all of the shares of Ascent Series G preferred stock currently outstanding are converted into 1,473,684 shares of Ascent common stock. The percent calculation in the column entitled "Percent of Class" with respect to the Ascent common stock includes shares of Ascent common stock issuable upon conversion of the Ascent Series G preferred stock only to the extent that the listed individual or group beneficially owns such shares of Ascent Series G preferred stock.


                                                                          Series G
                                              Common Stock             Preferred Stock
                                       --------------------------  -------------------------
                                                                                                Total Percent
                                                                                                  of Common
                                        Number of                   Number of                   and Preferred
                                          Shares          Percent     Shares         Percent     Stock on an
                                       Beneficially         of     Beneficially        of        as-converted
                                          Owned            Class      Owned           Class         Basis
                                       ------------       -------  ------------      -------    -------------
 5% STOCKHOLDERS
 ---------------
 Funds affiliated with FS Private      2,692,981 (1)        27.9%    5,250(2)          75.0%         26.8%
 Investments LLC...................
    55 East 52nd Street
    37th Floor
    New York, NY 10055

 BancBoston Ventures Inc...........      852,883 (3)        10.9%     1,663            23.8%          9.5%
    175 Federal Street
    Boston, MA 02110

 Medical Science Partners Group....      824,302 (4)        11.8%        --              --           9.7%
    161 Worcester Rd, Suite 301,
    Framingham, MA  01701

 Funds affiliated with Burr, Egan,       667,514 (5)         9.5%        --              --           7.8%
 Deleage & Co......................
    One Post Office Square
    Boston, MA 02109

 New York Life Insurance Company...      659,851 (6)         9.3%        --              --           7.7%
    51 Madison Avenue
    New York, NY 10010

 Triumph-Connecticut Limited             654,591 (7)         8.6%        --              --           7.2%
 Partnership.......................
    60 State Street
    Boston, MA 02109

 Paribas Group.....................      535,840 (8)         7.5%        --              --           6.2%
    c/o White & Case
    1155 Avenue of the Americas
    New York, NY 10036

 Atlas Venture Fund II, L.P........      424,063 (9)         6.0%        --              --           5.0%
    222 Berkeley Street
    Boston, MA 02109


                                                                            Series G
                                              Common Stock             Preferred Stock
                                       --------------------------  -------------------------
                                                                                                Total Percent
                                                                                                  of Common
                                        Number of                   Number of                   and Preferred
                                          Shares          Percent     Shares         Percent     Stock on an
                                       Beneficially         of     Beneficially        of        as-converted
                                          Owned            Class      Owned           Class         Basis
                                       ------------       -------  ------------      -------    -------------
 DIRECTORS
 ---------
 Raymond F. Baddour, Sc.D..........     272,605 (10)        3.9%        --              --            3.2%

 Robert E. Baldini.................     112,750 (11)        1.6%        --              --             1.3%

 Emmett Clemente, Ph.D.............     317,150 (12)        4.5%        --              --             3.7%

 Michael J. F. Du Cros.............     439,063 (13)        6.2%                                       5.1%

 Alan R. Fox.......................     112,528 (14)        1.6%        --              --             1.3%

 Andre L. Lamotte, Sc.D............     851,565 (15)       12.2%        --              --            10.0%

 James L. Luikart..................   2,707,981 (16)       28.0%     5,250(17)        75.0%               %

 Terrance McGuire..................     682,514 (18)        9.7%        --              --             8.0%

 Lee J. Schroeder..................      23,500 (19)           *        --              --               *

 OTHER NAMED EXECUTIVE
 OFFICERS
 ---------------------
 Gregory A. Vannatter..............      21,805 (20)           *        --              --              *

 Timothy K. Moffitt................      11,500 (21)           *        --              --              *

 John G. Bernardi..................      18,367 (22)           *        --              --              *

 All directors and executive
 officers as a group (12 persons)     4,466,065 (23)       48.6%     5,250(24)        75.0%          41.9%

-------------------
   *Represents less than 1% of the outstanding shares of Ascent common stock.

(1) Consists of (a) 974,316 shares issuable upon the conversion of Series G preferred stock held by Furman Selz Investors II L.P., (b) 1,399,662 shares issuable upon the exercise of warrants held by Furman Selz Investors II L.P. within 60 days of January 31, 1999, (c) 83,579 shares issuable upon the conversion of Series G preferred stock held by FS Employee Investors LLC, (d) 119,961 shares issuable upon the exercise of warrants held by FS Employee Investors LLC within 60 days of January 31, 1999, (e) 47,368 shares issuable upon the conversion of Series G preferred stock held by FS Parallel Fund L.P. and (f) 68,095 shares issuable upon the exercise of warrants held by FS Parallel Fund L.P. within 60 days of January 31, 1999. Furman Selz Investors II L.P., FS Employee Investors LLC and FS Parallel Fund L.P. are affiliates under common control.

(2) Consists of (a) 4,628 shares of Series G preferred stock held by Furman Selz Investors II L.P., (b) 397 shares of Series G preferred stock held by FS Employee Investors LLC and (c) 225 shares of

         Series G preferred stock held by FS Parallel Fund L.P.. Furman Selz Investors II L.P., FS Employee Investors LLC and FS Parallel Fund L.P. are affiliates under common control.

(3) Consists of (a) 350,105 shares issuable upon the conversion of Series G preferred stock and (b) 502,778 shares issuable upon the exercise of warrants within 60 days of January 31, 1999.

(4)      Consists of (a) 738,776 shares held by Medical Science Partners, L.P.,
         (b) 2,888 shares issuable upon the exercise of warrants held by Medical Science Partners, L.P. within 60 days of January 31, 1999, (c) 57,142 shares held by Medical Science Partners II, L.P., (d) 11,805 shares issuable upon the exercise of warrants Medical Science Partners II, L.P. within 60 days of January 31, 1999 and (e) 13,691 shares held by Medical Science II Co-Investment, L.P. Medical Science Partners, L.P., Medical Science Partners II, L.P. and Medical Science II Co-Investment, L.P. are affiliates under common control.

(5) Consists of (a) 582,341 shares held by Alta V Limited Partnership, (b) 78,319 shares issuable upon the exercise of warrants held by Alta V Limited Partnership within 60 days of January 31, 1999, (c) 6,119 shares held by Customs House Partners and (d) 735 shares issuable upon the exercise of warrants held by Customs House Partners within 60 days of January 31, 1999. The respective general partners of each of these funds exercise sole voting and investment power with respect to the shares held by the funds.

(6) Includes 117,706 shares issuable upon the exercise of warrants within 60 days of January 31, 1999.

(7)      Consists of 654,591 shares issuable upon the exercise of warrants.

(8) Consists of (a) 392,307 shares held by Paribas Principal, Inc., (b) 133,333 shares issuable upon the exercise of warrants held by Paribas Principal, Inc. within 60 days of January 31, 1999 and (c) 10,200 shares issuable upon the exercise of warrants held by Banque Paribas within 60 days of January 31, 1999. Paribas Principal, Inc. and Banque Paribas are affiliates under common control.

(9) Includes 39,929 shares issuable upon the exercise of warrants within 60 days of January 31, 1999.

(10) Includes (a) 22,221 shares issuable upon the exercise of warrants within 60 days of January 31, 1999 and (b) 15,000 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(11) Consists of 112,250 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(12) Includes 144,500 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(13) Consists of (a) the shares described in note (9) and (b) 15,000 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(14) Consists of (a) 26,845 shares held by Mr. Fox, (b) 3,332 shares issuable upon the exercise of warrants held by Mr. Fox within 60 days of January 31, 1999, (c) 76,500 shares issuable upon the exercise of options held by Mr. Fox within 60 days of January 31, 1999, (d) 3,307 shares held by Mr. Fox's spouse, (e) 444 shares issuable upon the exercise of warrants held by Mr. Fox's spouse within 60 days of January 31, 1999 and (f) 2,100 shares held by Mr. Fox's children.

(15) Consists of (a) the shares described in note (4), (b) 9,153 shares held by Dr. Lamotte, (c) 3,110 shares issuable upon the exercise of warrants held by Dr. Lamotte within 60 days of January 31, 1999 and (d) 15,000 shares issuable upon the exercise of options held by Dr. Lamotte within 60 days of January 31, 1999. Dr. Lamotte is the managing general partner of the general partners of Medical Science Partners, L.P., Medical Science Partners II, L.P. and Medical Science II Co-Investment, L.P. and may be considered the beneficial owner of the shares held by such entities, although Dr. Lamotte disclaims such beneficial ownership, except as to his pecuniary interest therein.

(16) Consists of (a) the shares described in note (1) and (b) 15,000 shares issuable upon the exercise of options within 60 days of January 31, 1999. Mr. Luikart is an executive vice president of ING Furman Selz Investments, an affiliate of FS Private Investments LLC.

(17)     Consists of the shares described in note (2).

(18) Consists of (a) the shares described in note (5) and (b) 15,000 shares issuable upon the exercise of options within 60 days of January 31, 1999. Mr. McGuire is a general partner of Alta V Management Partners, L.P., which is the general partner of Alta V Limited Partnership.

(19) Consists of 23,500 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(20) Includes 14,875 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(21) Includes 10,000 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(22) Includes 14,875 shares issuable upon the exercise of options within 60 days of January 31, 1999.

(23)     See notes (10) through (16) and notes (18) through (22).

(24)     Consists of the shares described in note (2).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since January 1, 1998, we entered into or engaged in the following transactions with the following directors, executive officers and 5% stockholders of Ascent, and their affiliates:

         ING Furman Selz. On May 13, 1998, we entered into the Series G Securities Purchase Agreement with funds affiliated with ING Furman Selz Investments LLC and BancBoston Ventures Inc. In accordance with this agreement, on June 1, 1998, we issued and sold to these funds an aggregate of 7,000 shares of Series G preferred stock exchangeable into $7.0 million aggregate principal of 8% convertible subordinated notes of Ascent, $9.0 million aggregate principal amount of 8% seven-year subordinated notes and seven-year warrants to purchase 2,116,958 shares of Ascent common stock at a per share exercise price of $4.75 for an aggregate purchase price of $16.0 million. The Series G preferred stock will automatically convert into Ascent common stock under specified circumstances based on the fair market value of Ascent common stock. On February 16, 1999, in connection with and as a condition to the strategic alliance with Alpharma, we entered into a second amendment to the May 1998 securities purchase agreement. The second amendment provides for, among other things, (a) certain consents and waivers of the Series G purchasers in connection with the strategic alliance, (b) amendments to covenants and the definition of a default event in the May 1998 securities purchase agreement to conform them to similar provisions of the Alpharma loan agreement, (c) the agreement of the Series G purchasers to subordinate the indebtedness owed to them to the indebtedness owed to Alpharma, (d) the right of the Series G purchasers to designate an additional nominee to our board of directors, (e) our agreement to exercise our right to exchange of all outstanding shares of Series G preferred stock for 8% convertible subordinated notes in accordance with the terms of the Series G preferred stock, (f) subject to stockholder approval, the reduction in the exercise price of warrants to purchase 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (g) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (h) the cancellation of approximately $7.25 million of principal under the 8% subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares. The Series G warrants expire on June 1, 2005. Mr. James L. Luikart, a director of Ascent and a member of our compensation committee, is one of the managing members of FS Private Investments, which manages the investments of Furman Selz Investors II L.P. and affiliated funds, a greater than 5% stockholder of Ascent.

         On June 1, 1998, in connection with the Series G preferred stock financing described above, we entered into a financial advisory services fee agreement with ING Furman Selz and BancBoston Ventures Inc., under which ING Furman Selz agreed to provide ongoing customary financial advisory services to us at the times and on the matters mutually agreed to by us and ING Furman Selz for an advisory fee of $150,000 per year. On June 1, 1998, in connection with the closing of the Series G preferred stock financing, we paid ING Furman Selz a closing fee of $381,250 and BancBoston Ventures, Inc. a closing fee of $118,750 under this agreement. In 1998, we paid ING Furman Selz a total of $112,500 in financial advisory fees. On February 16, 1999, we amended this agreement in connection with the proposed loan by Alpharma to provide that in lieu of making additional cash payments to them, we will issue to ING Furman Selz 150,000 shares of Ascent common stock.

         Triumph-Connecticut Limited Partnership. On January 31, 1997, we entered into a securities purchase agreement with Triumph-Connecticut Limited Partnership, a 5% stockholder of Ascent, and certain other purchasers identified in the agreement, pursuant to which we issued on January 31, 1997 and June 4, 1997 promissory notes to Triumph-Connecticut Limited Partnership and related entities in an aggregate amount of $7,000,000 and warrants exercisable for an aggregate of 561,073 and 218,195 shares of Ascent common stock at per share exercise prices of $0.01 and $5.29, respectively. On March 3, 1998, we paid an aggregate of $875,000 in principal and $153,125 in interest on these promissory notes. On June 1, 1998, in connection with the Series G preferred stock financing described above, we amended the securities purchase agreement and paid Triumph-Connecticut Limited Partnership and related entities aggregate consideration of $5,379,793 in full payment of their promissory notes.

         Registration Rights. Some persons and entities, including the purchasers of Ascent Series G preferred stock and related warrants and Triumph-Connecticut Limited Partnership, are entitled to registration of their shares of common stock under the Securities Act, including shares of common stock that were acquired upon conversion of convertible preferred stock or the exercise of warrants, under the terms of registration agreements between us and such persons and entities. The registration agreements generally provide that in the event we propose to register any of our securities under the Securities Act, the holders of registration rights are entitled to include shares in the registration, subject to the right of the managing underwriter of any underwritten offering to exclude some or all of their shares from the registration for marketing reasons. Some holders of registration rights also have the right to require us to register their shares of common stock under the Securities Act, including shares of common stock that may be acquired upon the conversion of convertible preferred stock of the exercise of warrants, if the holders of such common stock holding specified percentages of registrable shares so request, and we are required to use our best efforts to effect the registration, subject to some conditions and limitations. We are generally required to bear the expense of all registrations. In June 1998, we filed a registration statement with the Securities and Exchange Commission registering the 779,268 shares of Ascent common stock issuable upon exercise of the warrants held by Triumph-Connecticut Limited Partnership and related entities. As of December 31, 1998, approximately 9,385,935 shares of common stock (including shares issuable pursuant to the exercise of warrants and the conversion of shares of Ascent Series G preferred stock) were subject to registration agreements.

         We believe that the securities issued in the transactions described above were sold at their then fair market value and that the terms of the transactions described above were no less favorable than we could have obtained from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

          1.   Financial Statements of Ascent Pediatrics, Inc.:
                   Report of Independent Accountants
                   Balance Sheets
                   Statements of Operations
                   Statements of Stockholders' Equity (Deficit)
                   Statements of Cash Flows
                   Notes to Financial Statements

          2. Financial Statements of a Product Line of Upsher-Smith Laboratories, Inc.:
                   Independent Auditors' Report
                   Statements of Assets Related to the Product Line Acquired by
                        Ascent Pediatrics, Inc. as of December 29, 1996 and July 9, 1997 (unaudited)
                   Statements of Net Sales and Identified Costs and
                        Expenses of the Product Line Acquired by Ascent Pediatrics, Inc. Years ended December 31, 1995 and December 29, 1996 and seven months ended July 9, 1997 (unaudited)
                   Notes to the Financial Statements

          3.   Financial Statement Schedule
                   Schedules not included herein are omitted because they are not applicable or the required information appears in the consolidated financial statements or notes thereto.

      (b) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference.

      (c) REPORTS ON FORM 8-K: No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 1999                ASCENT PEDIATRICS, INC.
                                    (Registrant)

                                    By: /s/ Alan R. Fox
                                        -------------------------------------
                                        Alan R. Fox
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                    DATE
---------                        -----                                    ----

/s/ Alan R. Fox                  President, Chief Executive Officer and   March 29, 1999
---------------                  Director (Principal Executive Officer)
Alan R. Fox

/s/ John G. Bernardi             Vice President, Finance and Treasurer    March 26, 1999
--------------------             (Principal Financial and Accounting
John G. Bernardi                 Officer)


/s/ Emmett Clemente, Ph.D.       Chairman                                 March 26, 1999
--------------------------
Emmett Clemente, Ph.D.

/s/ Robert E. Baldini            Vice Chairman                            March 26, 1999
---------------------
Robert E. Baldini

/s/ Raymond F. Baddour, Ph.D.    Director                                 March 26, 1999
-----------------------------
Raymond F. Baddour, Ph.D.

/s/ Michael J.F. Du Cros         Director                                 March 26, 1999
------------------------
Michael J.F. Du Cros


 /s/ Andre Lamotte, Sc.D.        Director                                 March 30, 1999
-------------------------
Andre Lamotte, Sc.D.



/s/ James L. Luikart         Director                                 March 26, 1999
--------------------
James L. Luikart


/s/ Lee J. Schroeder         Director                                 March 26, 1999
--------------------
Lee J. Schroeder


                                  APPENDIX A


                            ASCENT PEDIATRICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

ASCENT PEDIATRICS, INC.:
Report of Independent Accountants...........................   F-2
Balance Sheets..............................................   F-3
Statements of Operations....................................   F-4
Statements of Stockholders' Equity (Deficit)................   F-5
Statements of Cash Flows....................................   F-6
Notes to Financial Statements...............................   F-7

A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.:
Independent Auditors' Report................................  F-27
Statement of Assets Related to the Product Line Acquired by
  Ascent Pediatrics, Inc. as of December 29, 1996 and July
  9, 1997 (unaudited).......................................  F-28
Statements of Net Sales and Identified Costs and Expenses of
  the Product Line Acquired by Ascent Pediatrics, Inc. Years
  ended December 31, 1995 and December 29, 1996 and seven
  months ended July 9, 1997 (unaudited).....................  F-29
Notes to the Financial Statements...........................  F-30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ascent Pediatrics, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Ascent Pediatrics, Inc., at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and requires additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              PricewaterhouseCoopers LLP

Boston, Massachusetts
February 24, 1999

                            ASCENT PEDIATRICS, INC.

                                 BALANCE SHEETS

                                                   DECEMBER 31,
                                             -------------------------
                                                1998          1997
                                             -----------   -----------

                                       ASSETS

Current Assets
  Cash and cash equivalents................  $ 2,171,777   $11,700,612
  Current marketable securities............           --     2,527,900
  Accounts receivable, less allowance for
     doubtful accounts of $48,000 and
     $50,000 at December 31, 1998 and 1997,
     respectively..........................      918,307       765,609
  Inventory................................      919,785       789,498
  Other current assets.....................      274,983       124,874
                                             -----------   -----------
     Total current assets..................    4,284,852    15,908,493
Fixed assets, net..........................      730,894       759,563
Debt issue costs, net......................      606,092       436,515
Intangibles, net...........................   10,523,789    11,215,506
Other assets...............................      155,303       113,386
                                             -----------   -----------
     Total assets..........................  $16,300,930   $28,433,463
                                             ===========   ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable.........................  $ 1,510,193   $ 1,509,258
  Accrued expenses.........................    2,306,243     1,157,379
  Promissory note..........................           --     5,500,000
  Subordinated secured notes, current
     portion...............................           --     3,500,000
                                             -----------   -----------
     Total current liabilities.............    3,816,436    11,666,637
Subordinated secured notes.................    8,681,474     1,252,068
                                             -----------   -----------
     Total liabilities.....................   12,497,910    12,918,705
Commitments and contingencies (Note H)
Stockholders' equity
  Preferred stock, $.01 par value;
     5,000,000 shares authorized; 7,000
     shares, designated as Series G
     convertible exchangeable preferred
     stock, issued and outstanding at
     December 31, 1998 (liquidation
     preference of $7,000,000).............    6,461,251            --
  Common stock, $.00004 par value;
     60,000,000 shares authorized;
     6,975,921 and 6,893,332 shares issued
     and outstanding at December 31, 1998
     and 1997, respectively................          279           276
  Additional paid-in capital...............   47,951,271    47,891,846
  Accumulated deficit......................  (50,609,781)  (32,378,480)
  Unrealized gain on securities............           --         1,116
                                             -----------   -----------
     Total stockholders' equity............    3,803,020    15,514,758
                                             -----------   -----------
     Total liabilities and stockholders'
       equity..............................  $16,300,930   $28,433,463
                                             ===========   ===========

The accompanying notes are an integral part of the financial statements.

                            ASCENT PEDIATRICS, INC.

                            STATEMENTS OF OPERATIONS


                                           YEAR ENDED DECEMBER 31,
                                  -----------------------------------------
                                      1998           1997          1996
                                  ------------   ------------   -----------
Net revenue.....................  $  4,475,718   $  2,073,458   $        --
Costs of sales..................     2,306,717      1,245,543            --
                                  ------------   ------------   -----------
Gross margin....................     2,169,001        827,915            --
Costs and expenses
  Selling, general and
     administrative.............    14,513,559      8,305,205     2,805,352
  Research and development......     3,868,185      4,376,700     3,760,948
                                  ------------   ------------   -----------
  Total costs and expenses......    18,381,744     12,681,905     6,566,300
     Loss from operations.......   (16,212,743)   (11,853,990)   (6,566,300)
Interest income.................       368,570        693,019        79,084
Interest expense................    (1,220,665)    (1,358,850)           --
Other income....................            --         21,742            --
                                  ------------   ------------   -----------
     Loss before extraordinary
       item.....................   (17,064,838)   (12,498,079)   (6,487,216)
Extraordinary item loss on early
  extinguishment of debt (Note
  N), net of taxes of $0........     1,166,463             --            --
                                  ------------   ------------   -----------
     Net loss...................   (18,231,301)   (12,498,079)   (6,487,216)
Accretion to redemption value of
  preferred stock...............            --        247,361       137,783
Preferred stock dividend........       449,169             --            --
                                  ------------   ------------   -----------
     Net loss to common
       stockholders.............  $(18,680,470)  $(12,745,440)  $(6,624,999)
                                  ============   ============   ===========

Results per common share:
  Historical -- basic and
     diluted:
     Loss before extraordinary
       item.....................  $      (2.46)  $      (3.02)  $    (32.75)
                                  ============   ============   ===========
     Extraordinary item loss on
       early extinguishment of
       debt.....................  $      (0.17)            --            --
                                  ============   ============   ===========
     Net loss...................  $      (2.63)  $      (3.02)  $    (32.75)
                                  ============   ============   ===========
     Net loss to common
       stockholders.............  $      (2.69)  $      (3.08)  $    (33.44)
                                  ============   ============   ===========
Weighted average shares
  outstanding...................     6,939,348      4,134,068       198,091
                                  ============   ============   ===========

                        STATEMENTS OF COMPREHENSIVE LOSS

                                              YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                         1998            1997          1996
                                     ------------    ------------   -----------
Net loss............................ $(18,231,301)   $(12,498,079)  $(6,487,216)
Changes in unrealized gain (loss)
  on securities.....................           --           1,116            --
                                     ------------    ------------   -----------
Comprehensive loss.................. $(18,231,301)   $(12,496,963)  $(6,487,216)
                                     ============    ============   ===========

The accompanying notes are an integral part of the financial statements.

                            ASCENT PEDIATRICS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                NUMBER OF SHARES
                                             -----------------------                                            PAR     ADDITIONAL
                                              PREFERRED     COMMON     PREFERRED    PREFERRED     PREFERRED    VALUE      PAID-IN
                                                STOCK        STOCK     SERIES A      SERIES B      SERIES G    COMMON     CAPITAL
                                              ---------     ------     ---------    ---------     ---------    ------   ----------
Balance, December 31, 1995.................    1,199,999     197,837   $ 280,110   $  2,574,993           --    $  8             --
Common stock issued upon option exercise at
  $2.35 per share..........................                      318                                                            750
Warrant proceeds...........................                                                                                   4,800
Accretion to redemption value of Series F
  Redeemable convertible preferred stock...                                                                                  (5,550)
Net loss...................................
                                             -----------   ---------   ---------   ------------   ----------    ----    -----------
Balance, December 31, 1996.................    1,199,999     198,155     280,110      2,574,993           --       8             --
Accretion to redemption value of Series F
  Redeemable convertible preferred stock...
Issuance of common stock pursuant to an
  initial public offering net of issuance
  costs of $2,630,751......................                2,240,000                                              90     17,529,249
Conversion of preferred stock..............   (1,199,999)  4,440,559    (280,110)    (2,574,993)                 178     27,853,861
Cashless exercise of warrants..............                   13,296                                              --             --
Warrants issued to Subordinated Secured
  Noteholders..............................                                                                               2,505,740
Common stock issued upon option exercise at
  $2.35 per share..........................                    1,275                                              --          2,996
Common stock issued for sales force........                       47                                              --             --
Change in unrealized gain on securities....
Net loss...................................
                                             -----------   ---------   ---------   ------------   ----------    ----    -----------
  Balance, December 31, 1997...............            0   6,893,332          --             --           --     276     47,891,846
Series G convertible exchangeable preferred
  stock, net of issuance costs of
  $538,749.................................        7,000                                           6,461,251
Warrants issued to Subordinated Secured
  Noteholders, net of issuance costs of
  $24,488..................................                                                                                 322,997
Common stock issued upon option exercise...                   29,963                                               1         40,499
Employee stock purchase plan...............                   52,626                                               2        117,798
Stock option compensation expense..........                                                                                  27,300
Dividend on Series G convertible
  exchangeable preferred stock.............                                                                                (449,169)
Change in unrealized gain (loss) on
  securities...............................
Net loss...................................
                                             -----------   ---------   ---------   ------------   ----------    ----    -----------
  Balance, December 31, 1998...............        7,000   6,975,921   $      --   $         --   $6,461,251    $279    $47,951,271
                                             ===========   =========   =========   ============   ==========    ====    ===========


                                                            UNREALIZED   STOCKHOLDERS'
                                             ACCUMULATED     GAIN ON        EQUITY
                                               DEFICIT      SECURITIES     (DEFICIT)
                                             -----------    ----------   -------------
Balance, December 31, 1995.................  $(13,013,591)        --     $(10,158,480)
Common stock issued upon option exercise at
  $2.35 per share..........................                                       750
Warrant proceeds...........................                                     4,800
Accretion to redemption value of Series F
  Redeemable convertible preferred stock...     (132,233)                    (137,783)
Net loss...................................   (6,487,216)                  (6,487,216)
                                             ------------     ------     ------------
Balance, December 31, 1996.................  (19,633,040)         --      (16,777,929)
Accretion to redemption value of Series F
  Redeemable convertible preferred stock...     (247,361)                    (247,361)
Issuance of common stock pursuant to an
  initial public offering net of issuance
  costs of $2,630,751......................                                17,529,339
Conversion of preferred stock..............                                24,998,936
Cashless exercise of warrants..............
Warrants issued to Subordinated Secured
  Noteholders..............................                                 2,505,740
Common stock issued upon option exercise at
  $2.35 per share..........................                                     2,996
Common stock issued for sales force........                                        --
Change in unrealized gain on securities....                    1,116            1,116
Net loss...................................  (12,498,079)                 (12,498,079)
                                             ------------     ------     ------------
  Balance, December 31, 1997...............  (32,378,480)      1,116       15,514,758
Series G convertible exchangeable preferred
  stock, net of issuance costs of
  $538,749.................................                                 6,461,251
Warrants issued to Subordinated Secured
  Noteholders, net of issuance costs of
  $24,488..................................                                   322,997
Common stock issued upon option exercise...                                    40,500
Employee stock purchase plan...............                                   117,800
Amortization of unearned compensation......                                    27,300
Dividend on Series G convertible
  exchangeable preferred stock.............                                  (449,169)
Change in unrealized gain (loss) on
  securities...............................                   (1,116)          (1,116)
Net loss...................................  (18,231,301)                 (18,231,301)
                                             ------------     ------     ------------
  Balance, December 31, 1998...............  $(50,609,781)    $   --     $  3,803,020
                                             ============     ======     ============

    The accompanying notes are an integral part of the financial statements.

                            ASCENT PEDIATRICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                      1998           1997          1996
                                                  ------------   ------------   -----------
Cash flows for operating activities:
  Net loss......................................  $(18,231,301)  $(12,498,079)  $(6,487,216)
  Adjustments to reconcile net loss to net cash
    used For operating activities:
    Depreciation and amortization...............     1,234,901        630,253        52,833
    Non-cash interest expense...................       560,295      1,132,808            --
    Non-cash extraordinary items................     1,166,463
    Provision for bad debts.....................            --         50,000            --
    Gain/(loss) on sales of fixed assets........         8,568         (9,242)           --
    Changes in operating assets and liabilities:
       Accounts receivable......................      (152,698)      (815,609)           --
       Inventory................................      (130,287)      (379,046)           --
       Other assets.............................      (192,026)      (121,395)      (73,193)
       Accounts payable.........................           935      1,012,603       384,312
       Accrued expenses.........................       842,049         80,823       837,903
                                                  ------------   ------------   -----------
         Net cash used for operating
           activities...........................   (14,893,101)   (10,916,884)   (5,285,361)
Cash flows used for investing activities:
  Purchase of property and equipment............      (356,335)      (804,896)      (59,694)
  Proceeds from sale of fixed assets............            --         38,050            --
  Payments related to acquisition...............    (5,500,000)    (6,155,145)     (250,000)
  Purchase of marketable securities.............            --     (2,526,784)           --
  Sales of marketable securities................     2,526,784             --            --
                                                  ------------   ------------   -----------
         Net cash used for investing
           activities...........................    (3,329,551)    (9,448,775)     (309,694)
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    issuance costs..............................       185,600     17,529,339           750
  Proceeds from issuance of preferred stock, net
    of issuance costs...........................     6,461,251      6,922,229     5,137,201
  Proceeds from issuance of debt and related
    warrants....................................     8,975,512      7,000,000            --
  Repayment of debt.............................    (6,125,000)      (875,000)           --
  Payment of debt issue costs...................      (661,192)      (596,040)           --
  Payments of preferred stock dividends.........      (142,354)            --            --
  Proceeds from exercise of warrants............            --             --         4,800
                                                  ------------   ------------   -----------
         Net cash provided by financing
           activities...........................     8,693,817     29,980,528     5,142,751
Net (decrease) increase in cash and cash
  equivalents...................................    (9,528,835)     9,614,869      (452,304)
Cash and cash equivalents, beginning of
  period........................................    11,700,612      2,085,743     2,538,047
                                                  ------------   ------------   -----------
Cash and cash equivalents, end of period........  $  2,171,777   $ 11,700,612     2,085,743
                                                  ============   ============   ===========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
    Interest....................................  $    502,550   $    175,000   $        --
  Noncash transactions:
Conversion of convertible and redeemable
  convertible preferred stock to common stock...            --     27,854,039            --

The accompanying notes are an integral part of the financial statements.

                                  ASCENT PEDIATRICS, INC.
                         NOTES TO FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS

     Ascent Pediatrics, Inc. (the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, until July 9, 1997, the Company operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith and subsequently commenced sales of the Feverall line of products. In 1997, the Company also commenced sales of Pediamist nasal saline spray during the quarter ended December 31, 1997. During the quarter ended March 31, 1998, the Company began marketing Duricef([) (cefadroxil monohydrate) oral suspension to pediatricians in the United States pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group.

     The Company has incurred net losses since its inception and expects to incur additional operating losses in the future as the Company continues its product development programs, growth of its sales and marketing organization and introduces its products to the market. The Company is subject to a number of risks similar to other companies in the industry, including rapid technological change, uncertainty of market acceptance of products, uncertainty of regulatory approval, limited sales and marketing experience, competition from substitute products and larger companies, customers' reliance on third-party reimbursement, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-party manufacturers, distributors, collaborators and limited suppliers, product liability, and dependence on key individuals.

PLAN OF OPERATIONS

     Ascent has incurred net operating losses since its inception. At December 31, 1998, the Company's cumulative deficit was approximately $51,059,000. Such losses have resulted primarily from costs incurred in the Company's product development programs, general and administrative costs associated with the Company's product development and costs associated with raising capital and the establishment of the Company's sales force. The Company expects to incur additional operating losses as it continues its product development programs and maintains its sales and marketing organization and introduces product to the market and expects cumulative losses to increase.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue operations is principally based on increased net sales combined with reduced expenditures and consummating the strategic alliance with Alpharma, Inc., through its subsidiary Alpharma USPD, Inc. ("Alpharma"). However, there can be no assurance that the Company will consummate the strategic alliance with Alpharma described below or increase net sales to fund operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue in existence.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company and Alpharma Inc., have entered into agreements creating a strategic alliance. Under these agreements, Alpharma will provide up to $40 million in financing to the Company through 7.5% convertible subordinated notes due in 2004 and 2005. The agreements are subject to approval of the Company's shareholders at a meeting expected to be held in the second quarter of 1999. See Note Q for a discussion of the strategic alliance with Alpharma.

     The Company anticipates that, based upon its current operating plan and its existing capital resources, it will require approximately $8.0 million of additional funds to meet its capital requirements through the first quarter of 2000, when the Company currently expects to reach cash-break-even. This amount does not take into account the $4.0 million borrowed from Alpharma on February 19, 1999 or the additional $8.0 million which the Company may borrow from Alpharma, subject to stockholder approval of the strategic alliance, for general corporate purposes under the Loan Agreement dated February 16, 1999 by and among the Company, Alpharma and Alpharma, Inc. If the Company's stockholders approve the strategic alliance with Alpharma, the Company expects to borrow this $8.0 million from Alpharma under the loan agreement.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the estimates and assumptions used by management.

Basis of Presentation

     Certain prior year amounts may have been reclassified to conform to the current year's presentation.

Cash, Cash Equivalents and Marketable Securities

     Cash equivalents consist of money market mutual funds and other highly liquid investments with original maturities of three months or less. Current marketable securities include only investments with remaining maturities of twelve months or less. The Company classifies all securities as available-for-sale. These securities are reported at fair value as of the balance sheet date. Net unrealized holding gains and losses of current marketable securities are included in stockholders' equity. Gains and losses on sales of securities are calculated using the specific identification method.

Financial Instruments

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, current marketable securities and accounts receivable.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Inventory

     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost (determined on a first-in, first-out basis) or market.

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

Intangible Assets

     Intangible assets consist of goodwill, patents, trademarks and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible asserts as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value of estimated useful lives. This evaluation compares the expected future cash flows with the carrying values of related intangible assets. If the evaluation indicates an impairment in value, the unrealizable intangible asset values are charged to operations.

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

Advertising Expenses

     Costs for catalogs and other media are expensed as incurred. For the years ended December 31, 1998, 1997 and 1996, costs were $1,278,002, $1,615,318 and
$423,656, respectively.

Income Taxes

     The Company accounts for income taxes under Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Accounting for Stock-Based Compensation

     The Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 to account for its stock option grants and has elected the disclosure-only alternative permitted under the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has disclosed the pro forma net loss and pro forma net loss per share in the footnotes using the fair value based method in fiscal years 1998, 1997 and 1996.

Net Loss Per Common Share

     The Company follows Statement of Financial Accounting Standard ("SFAS")
No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for net income (loss) per common share. Basic net income
(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. Under SFAS No. 128, the computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share.

     Options, warrants, preferred stock and debt to purchase or convert to 1,890,487, 3,196,511 and 5,275,193 shares of common stock were outstanding as of December 31, 1998, 1997 and 1996, but were not included in the computation of diluted net loss per common share. These potentially dilutive securities have not been included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

     Additionally, options and warrants to purchase 3,026,603, 965,726 and 0 shares of common stock were outstanding as of December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the unrealized gains and losses on certain marketable securities. SFAS 130 requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 was effective for financial statements issued for periods beginning after December 15, 1997, which for the Company is the first quarter of 1998. Presentation of comprehensive income for earlier

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

periods provided for comparative purposes is required. The Company has adopted SFAS 130 in the accompanying financial statements.

Segments of an Enterprise

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement is effective for annual periods beginning after December 15, 1997. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company currently has only one segment, therefore, SFAS No. 131 does not have a material impact on its presentation of financial position or results of operations.

     In July 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", superseding SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in financial statements. It also requires disclosures about products and services, geographic areas and major customers. The Company is a drug development and marketing company focused exclusively on the pediatric market. The Company evaluated its business activities that are regularly reviewed by the executive management team and the Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment and, accordingly, one reportable segment. The adoption of SFAS 131 did not effect the results of operations, financial position, or require the disclosure of segment information since the Company has one reportable segment.

Recent Pronouncements

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. This statement is effective for periods beginning after December 15, 1998. The Company does not believe SOP 98-5 will have a significant impact on its financial statement disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ('SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters beginning after June 15, 1999. The Company

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

will adopt SFAS 133 by January 1, 2000. The Company does not believe that SFAS 133 will have a significant impact on its financial statement disclosure.

C.  MARKETABLE SECURITIES

     Investments in marketable securities consisted of the following:

                                     DECEMBER 31, 1998          DECEMBER 31, 1997
                                  -----------------------    -----------------------
                                     COST      FAIR VALUE       COST      FAIR VALUE
                                  ----------   ----------    ----------   ----------
U.S. Government & Agency
  Obligations...................  $       --   $       --    $2,526,784   $2,527,900
                                  ==========   ==========    ==========   ==========

     The net unrealized gain at December 31, 1998 and 1997 was $0 and $1,116, respectively.

D.  INVENTORIES

     Inventories consist of the following:

                                                            DECEMBER 31, 1998
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Raw materials............................................  $248,434    $455,663
Work in process..........................................        --      35,110
Finished goods...........................................   671,351     298,725
                                                           --------    --------
          Total..........................................  $919,785    $789,498
                                                           ========    ========

E.  FIXED ASSETS

     Fixed assets consisted of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
Equipment.............................................  $1,050,278    $  780,704
Furniture and fixtures................................     239,245       212,557
Leasehold improvements................................      98,213        54,517
                                                        ----------    ----------
Total equipment.......................................  $1,387,736    $1,047,778
Less:
Accumulated depreciation..............................    (656,842)     (288,215)
                                                        ----------    ----------
  Total...............................................  $  730,894    $  759,563
                                                        ==========    ==========

     Depreciation expense amounted to $376,437, $179,669 and $51,582 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

F.  CO-PROMOTION AGREEMENTS

DURICEF

     On February 6, 1998, the Company entered into an agreement with Bristol-Myers Squibb U.S. Pharmaceutical Group to exclusively promote Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the U.S. The Company terminated the agreement effective December 31, 1998. As compensation for the Company's co-promotional efforts, Bristol-Myers Squibb had agreed to pay the Company a specified percentage of net sales of the product attributed to pediatricians (as defined in the agreement) on sales above a specified number of prescriptions for the product. In addition, Bristol-Myers Squibb had agreed to reimburse the Company for a specified amount of the Company's marketing costs during each year of the agreement. During fiscal year ended December 31, 1998, the Company earned revenue of $123,000 under the terms of the agreement.

OMNICEF

     In November 1998, the Company signed a promotion agreement with Warner-Lambert Company to begin marketing, in February 1999, OMNICEF(R) (cefdinir) oral suspension and capsules to pediatricians in the United States. The Company agreed to copromote OMNICEF(R) (cefdinir) oral suspension and capsules as part of its strategy to leverage its marketing and sales capabilities, including its domestic sales force. The Company believes that it can increase the market penetration of OMNICEF(R) (cefdinir) oral suspension and capsules in the pediatric market through marketing activities directed exclusively at the pediatric market. Moreover the Company believes that OMNICEF(R) (cefdinir) oral suspension strengthens its product line and complements Primsol, which is being developed for the treatment of acute otitis media ("AOM"), or middle ear infection.

G.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                   YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                               1998          1997          1996
                                            -----------   -----------   -----------
Deferred tax expenses/(benefits):
  Federal.................................  $(5,433,714)  $(4,276,253)  $(1,996,116)
  State...................................   (2,096,174)     (345,344)     (616,286)
  Change in Valuation Allowance...........    7,529,888     4,621,597     2,612,402
                                            -----------   -----------   -----------
     Total Provision......................  $         0   $         0   $         0
                                            ===========   ===========   ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the components of deferred tax assets are as follows:

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                        1998            1997
                                                    -------------   -------------
Net operating loss carryforwards..................  $  12,596,997   $   5,215,788
Credit carryforward...............................        436,917         489,623
Capitalized expenses:
  Research and development........................      4,708,695       3,712,694
  G&A.............................................      2,362,573       3,046,812
  Other...........................................         19,087          91,292
                                                    -------------   -------------
Total deferred tax assets.........................     20,086,095      12,556,209
                                                    -------------   -------------
Valuation allowance...............................    (20,086,095)    (12,556,209)
                                                    -------------   -------------
Net deferred tax asset............................  $          --   $          --
                                                    =============   =============

     The provision for income taxes differs from the Federal statutory rate due to the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1998     1997     1996
                                                         -----    -----    -----
Tax at statutory rate..................................  (34.0)%  (34.0)%  (34.0)%
State taxes -- net of federal benefit..................   (8.0)    (1.8)    (6.3)
Other..................................................    0.3     (1.2)     0.0
Change in valuation allowances.........................   41.7     37.0     40.3
                                                         -----    -----    -----
Effective tax rate.....................................    0.0%     0.0%     0.0%

     At December 31, 1998 the Company had net operating loss carryforwards of $31,900,000 and $29,500,00 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning December 31, 2004 through 2018. The state net operating losses expire beginning December 31, 1999 through 2003. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code of 1986.

     The research and experimental credit carry forward at December 31, 1998 was $325,378 for federal income tax purposes.

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

H.  COMMITMENTS

     The Company leases office space and equipment under noncancelable operating leases expiring through the year 2002. The Company has an option to renew the building lease

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

for an additional five-year period. Rent expense was $300,904, $233,043 and $55,878 for fiscal years 1998, 1997 and 1996, respectively.

     Future minimum lease commitments are as follows:

1999.................................................   316,749
2000.................................................   317,317
2001.................................................   313,596
2002.................................................    51,435
                                                       --------
Total................................................  $999,097
                                                       ========

     The Company is a party to supply agreements with two third party manufacturers under which the third party manufacturers have agreed to manufacture Primsol trimethoprim solution and Feverall acetaminophen suppositories for the Company, and the Company has agreed to purchase all amounts of such products as it may require for the sale in the United States from those third party manufacturers in accordance with agreed upon price schedules. The agreement for Primsol trimethoprim solution may be terminated by either party on three months notice any time after October 17, 2004. The Company does not currently have any outstanding purchase agreements with this third party manufacturer at this time. Under the Feverall acetaminophen suppositories agreement, the Company may renew the agreement for two additional five-year terms, the first of which the Company may effect by giving notice one year before the expiration of the contract on July 10, 2002. The Company currently intends to renew this agreement. The Company currently has outstanding purchase agreements of $335,000 with this third party manufacturer.

I.  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                       DECEMBER 31,
                                                  -----------------------
                                                     1998         1997
                                                  ----------   ----------
Employee compensation expenses..................  $  762,664   $  109,887
Advertising expenses............................     183,509      198,599
Legal and accounting expenses...................     114,441      101,238
Selling fees and chargebacks....................     254,632      336,969
Interest payable................................     208,862       51,042
Preferred stock dividend........................     306,815            0
Other...........................................     475,320      334,644
                                                  ----------   ----------
                                                  $2,306,243   $1,157,379
                                                  ==========   ==========

J.  STOCKHOLDERS' EQUITY AND PREFERRED STOCK

     On February 3, 1997, February 19, 1997 and February 28, 1997, the Company completed a third, fourth and fifth closing of its Series F redeemable convertible preferred stock financing, respectively, resulting in the issuance of 1,104,229 shares at $6.50 per

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     On June 1, 1998, the Company issued and sold to funds affiliated with Furman Selz Investments and BancBoston Ventures 7,000 shares of Series G convertible exchangeable preferred stock for an aggregate purchase price of $7 million yielding net proceeds of $6,461,251. The Series G preferred stock is convertible into common stock at a price of $4.75 per share (which was above the fair market value of the Company's common stock on June 1, 1998) and is entitled to cumulative annual dividends equal to 8% of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998. The Series G preferred stock may be exchanged for 8% seven-year convertible subordinated notes having an aggregate principle amount equal to the aggregate liquidation preference of the preferred stock solely at the option of the Company any time within the seven years of issuance of the preferred stock (see Note O).

K.  STOCK PURCHASE WARRANTS

     Pursuant to a Stock Purchase Agreement dated March 4, 1993, as amended September 9, 1993, the Company granted to several holders of Series D redeemable convertible preferred stock, warrants to purchase an aggregate of 202,781 shares of common stock. The warrants, none of which were exercised, were exercisable at $10.59 per share for a period of five years from the date of grant. These warrants expired unexercised on March 4, 1998.

     Pursuant to the Stock Purchase Agreement dated July 12, 1995, as amended August 16, 1995, the Company granted the purchasers of Series E redeemable convertible preferred stock, warrants to purchase an aggregate of 103,891 shares of common stock.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

These warrants, none of which have been exercised, are exercisable at $10.59 per share for a period of five years from the date of grant.

     Pursuant to the Stock Purchase Agreement dated June 28, 1996, as amended December 18, 1996 and February 28, 1997, the Company granted the purchasers of Series F redeemable convertible preferred stock warrants to purchase an aggregate of 651,334 shares of common stock. These warrants are exercisable at $7.65 per share for a period of five years from the date of grant. Prior to the closing of the Public Offering, a cashless exercise of 102,387 warrants resulted in the issuance of 13,296 shares of common stock. Upon the closing of the Public Offering, the aggregate number of shares issuable upon exercise of these warrants decreased from 548,947 to 466,604 and the per share exercise price increased from $7.65 to $9.00, pursuant to the terms of such warrants. These warrants, none of which were exercised in 1997 or 1998, retained the cashless exercise feature after the closing of the Public Offering.

     On February 28, 1997, the Company issued warrants exercisable for an aggregate of 48,449 shares of common stock at a weighted average exercise price of $4.61 per share to certain financial advisors. These warrants, none of which were exercised in 1997 or 1998, contain a cashless exercise feature. These warrants expire on August 28, 2002.

     In 1997, the Company also issued warrants to Subordinated Secured Note holders. Warrants were issued to purchase (i) 561,073 shares of common stock at an exercise price of $0.01 per share, and (ii) 218,195 shares of common stock at an exercise price of $5.29 per share (see Note N). None of these warrants have been exercised. The relative fair value was recorded as a contribution to additional paid in capital.

     On June 1, 1998 the Company issued warrants to the purchasers of shares of Series G convertible exchangeable preferred stock to purchase 2,116,958 shares of common stock at an exercise price of $4.75 per share (see Note O). The relative fair value was recorded as a contribution to additional paid in capital of $323,000.

L.  INCENTIVE PLANS

1992 Equity Incentive Plan

     On September 15, 1992, the Board of Directors adopted the 1992 Equity Incentive Plan (the "1992 Plan") which was approved by the shareholders on March 4, 1993. Under the 1992 Plan, The Board of Directors or a Committee appointed by the Board of Directors is permitted to award shares of restricted common stock or to grant stock options for the purchase of common stock to employees, consultants, advisors and members of the Board of Directors, up to a maximum of 722,500 shares. The 1992 Plan terminates on the earlier of (i) the day after the tenth anniversary of its adoption or (ii) upon issuance of all available shares.

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

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In June 1998, the 1992 Plan was amended to increase the number of shares of common stock issuable upon the grant of awards or upon exercise of stock options granted under the 1992 Plan to 1,850,000.

     The 1992 Plan provides for the granting of incentive stock options (ISOs), nonqualified stock options (NSOs) and stock awards. In the case of ISOs and NSOs, the exercise price may not be less than 100% (110% in certain cases for ISOs) of the fair market value per share of the common stock on the date of grant. In the case of stock awards, the purchase price will be determined by the Board of Directors.

     Each option granted under the 1992 Plan may be exercisable either in full or in installments as set forth in the option agreement. Each option and all rights expire on the date specified by the Board of Directors or the Committee, but not more than ten years after the date on which the option is granted in the case of ISOs (five years in certain cases). Options vest between zero and five years from the date of grant. The fair value of options issued to non-employees is recorded as a charge to earnings over the service period.

     In the case of awards of restricted common stock, the Board of Directors or the Committee determines the duration of certain restrictions on transfer of such stock.

     A summary of all of the Company's stock option activity for the three years ended December 31, 1998 is as follows:

                                                                         WEIGHTED
                                                                          AVERAGE
                                                          NUMBER OF      EXERCISE
                                                           OPTIONS         PRICE
                                                          ---------   ---------------
Outstanding at December 31, 1995........................    270,938        $3.16
  Granted, 1996.........................................    381,648         2.35
  Exercised, 1996.......................................       (318)        2.35
  Terminated, 1996......................................    (18,594)        2.35
                                                          ---------        -----
Outstanding at December 31, 1996........................    633,674        $2.40
  Granted, 1997.........................................    463,512         8.34
  Exercised, 1997.......................................     (1,275)        2.35
  Terminated, 1997......................................       (850)        2.35
                                                          ---------        -----
Outstanding at December 31, 1997........................  1,095,061        $4.92
  Granted, 1998.........................................    996,450         3.85
  Exercised, 1998.......................................    (29,963)        1.35
  Terminated, 1998......................................   (698,799)        6.50
                                                          ---------        -----
Outstanding at December 31, 1998........................  1,362,749        $3.69
                                                          =========        =====

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized information about stock options outstanding at December 31, 1998 is as follows:

                                                                                 EXERCISABLE
                                                   WEIGHTED                 ----------------------
                                                   AVERAGE      WEIGHTED                 WEIGHTED
                       RANGE OF     NUMBER OF     REMAINING      AVERAGE                  AVERAGE
                       EXERCISE      OPTIONS     CONTRACTUAL    EXERCISE    NUMBER OF    EXERCISE
                        PRICES     OUTSTANDING   LIFE (YEARS)     PRICE      OPTIONS       PRICE
                      ----------   -----------   ------------   ---------   ----------   ---------
                      $1.18-1.88       23,750        7.0          $1.57       21,250       $1.53
                       2.16-2.75      512,549        7.5           2.35      362,517        2.35
                       3.50-3.88      689,450        9.0           3.75       39,924        3.75
                       7.06-9.13      137,000        7.4           8.79      114,500        8.72
                                    ---------                                -------
                                    1,362,749                                538,191

     Options exercisable at December 31, 1998, 1997 and 1996 were 538,191, 356,633 and 244,343, respectively.

     The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 were $1.42, $3.20 and $0.54, respectively, per option.

1997 Employee Stock Purchase Plan

     In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the closing of the initial public offering, pursuant to which rights are granted to purchase shares of common stock at 85% (or such other higher percentage as the Board of Directors determines to be appropriate) of the lesser of the fair market value of such shares at either the beginning or the end of each six month offering period. The Purchase Plan permits employees to purchase common stock through payroll deductions which may not exceed 10% of an employees compensation as defined in the plan. Under the Purchase Plan, the Company has reserved 500,000 shares of common stock for issuance to eligible employees. The Company issued 52,626 shares of common stock in 1998 for proceeds of $117,000 to employees pursuant to the Purchase Plan.

1997 Director Stock Option Plan

     In March 1997, the Company adopted the 1997 Director Stock Option Plan (the "Director Plan"). Under the terms of the Director Plan, options to purchase 15,000 shares of common stock were granted to each of the non-employee directors upon the closing of the initial public offering at $9.00 per share. Options to purchase 15,000 shares of common stock are granted to each new director upon his or her initial election to the Board of Directors. Annual options to purchase 5,000 shares of common stock will be granted to each non-employee director on May 1 of each year commencing in 1998. All options will vest on the first anniversary of the date of grant. However, the exercisability of these options will be accelerated upon the occurrence of a change in control of the Company (as defined in the Director Plan). A total of 300,000 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. With the exception of the options granted on the Public Offering, the exercise price of all options granted under the Director Plan will equal the closing price of the common stock on the date of grant.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A total of 50,000 and 105,000 options were granted under the Director Plan during the years ended December 31, 1998 and 1997, respectively.

401(k) Savings and Retirement Plan

     On August 28, 1996 the Company adopted a 401(k) Savings and Retirement Plan (the "401(k) Plan"), a tax-qualified plan covering all of its employees who are at least 20.5 years of age and who have completed at least three months of service to the Company. Each employee may elect to reduce his or her current compensation by up to 15%, subject to the statutory limit and have the amount of the reduction contributed to the 401(k) Plan. The 401(k) Plan provides that the Company may, as determined from time to time by the Board of Directors, provide a matching cash contribution. In addition, the Company may contribute an additional amount to the 401(k) Plan, as determined by the Board of Directors, which will be allocated based on the proportion of the employee's compensation for the plan year to the aggregate compensation for the plan year for all eligible employees. Upon termination of employment, a participant may elect a lump sum distribution or, if his or her total amount in the 401(k) Plan is greater than $3,500, may elect to receive benefits as retirement income. Through December 31, 1998, the Company has not matched any cash contributions made by employees to the 401(k) plan.

Stock-Based Compensation Plans

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for the 1992 Plan, the Director Plan and the Purchase Plan and no compensation expense has been recognized for options granted to employees at fair market value and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for the options granted and shares purchased under the plan consistent with the method of SFAS 123, Accounting for Stock-Based Compensation, the net loss and net loss per share would have been as follows:

                                  1998                         1997                         1996
                       --------------------------   --------------------------   --------------------------
                                       BASIC AND                    BASIC AND                    BASIC AND
                       NET LOSS TO      DILUTED     NET LOSS TO      DILUTED     NET LOSS TO      DILUTED
                          COMMON       NET LOSS        COMMON       NET LOSS        COMMON       NET LOSS
                       STOCKHOLDERS    PER SHARE    STOCKHOLDERS    PER SHARE    STOCKHOLDERS    PER SHARE
                       ------------   -----------   ------------   -----------   ------------   -----------
As Reported..........  $(18,680,470)    $(2.69)     $(12,745,440)    $(3.08)     $(6,624,999)     $(33.44)
Pro Forma............   (19,356,551)     (2.79)      (13,014,737)     (3.15)      (6,653,966)      (33.59)

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net loss to common stockholders for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1995 and additional awards are anticipated in future years.

     The fair value of options and other equity instruments at the date of grant was estimated using the Black-Scholes option pricing model for 1998 and 1997 and the

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Minimum Value Method for 1996 (since the Company was private then), with the following assumptions:

                                          1998              1997            1996
                                      ------------   ------------------   --------
Expected life (years) - stock
  options...........................    4 years       2.5 - 4.0 years     5 years
Expected life (years) - Purchase
  Plan..............................       .5                .5              --
Risk-free interest rate.............  4.13 - 5.65%      5.55 - 6.22%       6.50%
Volatility..........................      79%               47%              0
Dividend yield......................       0                 0               0
Expected forfeiture rate............      10%               10%              --

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

M.  STOCK OPTION REPRICING

     On September 4, 1998, the Board of Directors of the Company and the Compensation Committee of the Board of Directors, by joint written action, authorized the Company to offer to grant each employee who held an outstanding stock option granted under the Company's 1992 Plan, during the period commencing on June 1, 1997 and ending on June 10, 1998 with an exercise price greater than $3.75 per share (collectively, the "Old Options"), a new stock option (collectively, the "New Options") under the 1992 Plan, in exchange for the cancellation of each such Old Option. Each such New Option would (i) have an exercise price of $3.75 per share, which was above fair market value, (ii) be exercisable for the same number of shares of the Company's common stock covered by the outstanding unexercised portion of the Old Option cancelled in exchange therefor, and (iii) have a vesting schedule that is based on the vesting schedule of the Old Option it replaces except that each installment covered by the Old Option would vest on the date six months after the date specified in the Old Option and that any part of the Old Option which is currently exercisable would remain exercisable and not be subject to such six month adjustment. Based on this offer, on September 4, 1998, the Company granted to employees New Options to purchase an aggregate of 555,450 shares of Common Stock, at an executable price of $3.75 per share in exchange for and upon cancellation of Old Options to purchase an aggregate of 555,450 shares of Common Stock with a weighted average exercise price of $6.97 per share.

N.  SUBORDINATED SECURED NOTES AND RELATED WARRANTS

     In January and June 1997, the Company issued an aggregate of $7.0 million of subordinated secured notes, resulting in net proceeds to the Company of $6,404,000. These subordinated secured notes were payable in eight equal quarterly principal payments and required quarterly interest payments on the unpaid principal balance, at a rate equal to the

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

lesser of 10% or 3.5% over the prime rate, with the first quarterly payment due in December 1997. Accordingly, in December 1997, the Company paid an aggregate of $1,050,000 to the holders of these subordinated secured notes as the first quarterly payment.

     In connection with the issuance of the subordinated secured notes, on January 31, 1997, the Company issued Series A warrants, to purchase an aggregate of 224,429 shares of common stock, and on June 4, 1997, the Company issued Series A warrants to purchase an aggregate of 336,644 shares of common stock and Series B warrants to purchase an aggregate of 218,195 shares of common stock, to the holders of the subordinated secured notes. The Series A warrants are exercisable at $0.01 per share for a period of seven years from the grant date and the Series B warrants are exercisable at $5.29 per share over the same period. None of these warrants were exercised in 1997 or 1998. The relative fair value of the warrants issued on January 31, 1997 was recorded as an allocation of $836,994 from the subordinated secured notes issued on such date. Consequently, such subordinated secured notes were recorded at $1,163,006. Similarly, the relative fair value of the warrants (as of January 31, 1997) issued on June 4, 1997 was recorded as an allocation of $1,668,746 from the subordinated secured notes issued on such date. Consequently, such notes were recorded at $3,331,254. Accordingly, approximately $2,506,000 of accretion will be charged to interest expense, in addition to the stated interest rates, over the terms of these subordinated secured notes. For the years ended December 31, 1998 and 1997, the accretion charges were $531,192 and $1,132,808, respectively, which were included in interest expense on the statements of operations. The Company also capitalized $596,040 of issuance costs related to the subordinated secured notes which will be amortized over the term of the notes. In June 1998, the Company used $5.3 million from the net proceeds of the Series G financing (see Note O) to repay the outstanding subordinated secured notes. As a result of the early repayment of the subordinated secured notes, the Company accelerated the $842,000 remaining unaccreted portion of the discount. In addition, $325,000 of unamortized debt issue costs were written off. These two items have been recorded as extraordinary items for the loss on early extinguishment of debt in accordance with SFAS 4, "Reporting Gains and Losses From Extinguishment of Debt."

O.  SERIES G PREFERRED STOCK, SUBORDINATED NOTES AND RELATED WARRANTS

     On June 1, 1998, pursuant to a Series G Securities Purchase Agreement dated as of May 13, 1998 between the Company and the purchasers names therein (the "Series G Purchase Agreement"), the Company issued and sold to funds affiliated with ING Furman Selz Investments and BancBoston Ventures an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock (the "Preferred Stock"), $9 million of 8% seven-year subordinated notes (the "Subordinated Notes") and seven-year warrants to purchase 2,116,958 shares of common stock for an aggregate purchase price of $16 million (the "1998 Financing"). Of the $9 million of Subordinated Notes issued and sold by the Company, $8,652,515 was allocated to the relative fair value of the Subordinated Notes and $347,485 was allocated to the relative fair value of the warrants. Accordingly, the Subordinated Notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the Subordinated Notes.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Amounts allocated to the warrants was included in additional paid in capital. The Preferred Stock is convertible into common stock at a price of $4.75 per share, which was above the fair market value of the Company's common stock at June 1, 1998. The warrants are exercisable at a price of $4.75 per share. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes (the "Convertible Notes") having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock solely at the option of the Company any time within seven years of issuance of the Preferred Stock. The Subordinated Notes and Convertible Notes (when and if issued upon exchange of the Preferred Stock) (collectively, the "1998 Notes") bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. In the event of a change in control or unaffiliated merger of the Company, the Company at its sole discretion may also redeem the Preferred Stock (or the Convertible Notes issuable upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of the Company, the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments was added to the Company's Board of Directors. The Company used a portion of the net proceeds, after fees and expense, of $14.7 million to repay the $5.3 million in subordinated secured notes and used the balance for working capital.

P.  FEVERALL ACQUISITION

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

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The purchase price was allocated to the assets acquired based on their estimated respective fair values on the date of acquisition as follows:

                                                        AMOUNT        USEFUL
                                                          (IN         LIVES
                                                       MILLIONS)    (IN YEARS)
                                                      -----------   ----------
Inventory...........................................     $ 0.4          --
Trademark...........................................       4.5          20
Manufacturing agreement.............................       5.0          15
Goodwill............................................       2.0          20
                                                         -----
          Total.....................................     $11.9
                                                         =====

     Accumulated amortization of intangible assets as of December 31, 1998 was $980,279.

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

     Pursuant to the acquisition of the Product Lines, the Company entered into a manufacturing agreement with Upsher-Smith. The initial term of the agreement is five years with an option for two additional five-year terms. Optional term potential price increases are capped at 5% per option. The Company pays Upsher-Smith on the basis of the fully absorbed costs plus a fixed percent.

Q.  SUBSEQUENT EVENT (UNAUDITED)

     On February 16, 1999, the Company entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"). This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma will loan us up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance the Company's growth. In addition, subject to stockholder approval, the Company will obtain a call option to acquire all of its outstanding common stock and assign the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002, to purchase all of the Company's common stock then outstanding at a purchase price to be determined by a formula based on the Company's 2001 earnings. The consummation of the strategic alliance is subject to the approval of the Company's stockholders of a proposed merger between the Company and Bird Merger Corporation, a wholly-owned subsidiary of the Company, at a meeting expected to be held in the second quarter of 1999.

     On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. Alpharma's obligation to loan the Company the balance of the $40.0 million is subject to the approval of the Company's stockholders of the strategic

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

alliance. If the Company's stockholders do not approve the strategic alliance, the Company must immediately repay the outstanding principal and interest on the note. The other principal terms of the Alpharma note are set forth below.

     PAYMENT OF PRINCIPAL AND INTEREST. The Alpharma note bears interest at a rate of 7.5% per annum. Interest is due and payable quarterly, in arrears on the last day of each calendar quarter. If the call option terminates or expires, the Company does not otherwise prepay the principal amount of the note outstanding and Alpharma does not otherwise convert the note, the Company will repay the outstanding principal amount under the note over a 15 month period commencing March 30, 2004 and ending June 30, 2005.

     PREPAYMENT. On or before June 30, 2001, the Company may repay all or a portion of the outstanding principal amount under the note. the Company may re-borrow any repaid amounts on or before December 31, 2001. At any time after the expiration or termination of the call option and on or before December 31, 2002, the Company may prepay all of the outstanding principal amount under the note, together with any accrued and unpaid interest, if it also pays a conversion termination fee equal to 25% of the principal amount of the note outstanding as of December 31, 2001. The Company may not otherwise prepay the note. Following a change in control of the Company, Alpharma may require the Company to repay all outstanding principal and interest under the note.

     CONVERSION. Alpharma may convert all or a portion of the then outstanding principal amount of the note into common stock of the Company on one occasion after a change in control of the Company and at any time after December 31, 2002 at a conversion price of $7.125 per share (subject to adjustment). After January 1, 2003 and on or before February 28, 2003, Alpharma may cause the Company to borrow all remaining amounts available under the loan agreement (increasing the principal amount of the note to $40.0 million), but only if Alpharma converts all of the principal amount of the note into common stock of the Company within three business days after the increase.

     In connection with the Company's strategic alliance with Alpharma, the Company entered into a second amendment to the Series G Purchase Agreement providing for, among other things, (a) the Company's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the original terms of the Series G preferred stock, (b) subject to stockholder approval, the reduction in the exercise price of warrants to purchase 2,116,958 shares of common stock of the Company from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of common stock of the Company at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares of common stock. In addition, the Company entered into an amendment to a financial advisory services fee agreement with ING Furman Selz whereby the Company agreed to issue 150,000 shares of common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees. The reduction in the exercise price of the warrants and the issuance of the additional 300,000 shares of common stock are also subject to stockholder approval.

                                  ASCENT PEDIATRICS, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     These transactions will be consummated, subject to stockholder approval, concurrently with the closing of the transactions contemplated by the Master Agreement, dated as of February 16, 1999, by and among the Company, Alpharma and Alpharma, Inc., including the merger of the Company with Bird Merger Corporation, a wholly-owned subsidiary of the Company, in accordance with the Agreement and Plan of Merger, dated as of February 16, 1999, by and between the Company and Bird Merger Corporation.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Upsher-Smith Laboratories, Inc.:

     We have audited the accompanying statement of assets related to the product line to be acquired by Ascent Pediatrics, Inc. as of December 29, 1996 and the related statements of net sales and identified costs and expenses for each of the years in the two-year period then ended. These financial statements are the responsibility of Upsher-Smith Laboratories, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The product line to be acquired by Ascent Pediatrics, Inc. has been operated as an integral part of Upsher-Smith Laboratories, Inc. and has no separate legal existence. The basis of preparation of these financial statements is described in note 1 to the financial statements.

     In our opinion, the aforementioned financial statements present fairly the assets related to the product line of Upsher-Smith Laboratories, Inc. at December 29, 1996 to be acquired by Ascent Pediatrics, Inc. and the net sales in excess of identified costs and expenses for each of the years in the two-year period then ended on the basis of accounting described in the preceding paragraph and in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 21, 1997

               A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.
       STATEMENTS OF ASSETS RELATED TO THE PRODUCT LINE TO BE ACQUIRED BY
                            ASCENT PEDIATRICS, INC.

                                                      DECEMBER 29,
                                                          1996         JULY 9, 1997
                                                      -------------    ------------
                                                                       (UNAUDITED)
Inventories, net....................................    $122,235         $221,265
                                                        --------         --------
Assets of the product line to be acquired...........    $122,235         $221,265
                                                        ========         ========

                See accompanying notes to financial statements.

               A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.
          STATEMENTS OF NET SALES AND IDENTIFIED COSTS AND EXPENSES OF
           THE PRODUCT LINE TO BE ACQUIRED BY ASCENT PEDIATRICS, INC.

                                                                            FOR THE
                                          YEARS ENDED DECEMBER 31,      INTERIM PERIOD
                                          -------------------------     JANUARY 1, 1997
                                             1995          1996         TO JULY 9, 1997
                                          -----------   -----------   -------------------
                                                                         (UNAUDITED)
Net sales..............................   $3,563,761    $3,877,199        $1,486,561
Identified costs and expenses:
  Cost of sales........................    1,229,848     1,303,336           599,211
  Advertising and promotion expense....      657,655       669,456           238,986
Allocated selling expense..............      480,700       571,167           324,974
                                          ----------    ----------        ----------
     Total identified costs and
       expenses........................    2,368,203     2,543,959         1,163,171
                                          ----------    ----------        ----------
     Net sales in excess of identified
       costs and expenses..............   $1,195,558    $1,333,240        $  323,390
                                          ==========    ==========        ==========

                See accompanying notes to financial statements.

               A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.

      NOTES TO FINANCIAL STATEMENTS OF THE PRODUCT LINE TO BE ACQUIRED BY
                            ASCENT PEDIATRICS, INC.
                    DECEMBER 31, 1995 AND DECEMBER 29, 1996

(1) BASIS OF PRESENTATION

     The accompanying financial statements present the assets related to the Feverall product line of Upsher Smith Laboratories, Inc. (Upsher-Smith), and the net sales and the identified costs and expenses of the Feverall product line to be acquired by Ascent Pediatrics, Inc. (Ascent), as provided in a non-binding letter of intent dated November 13, 1996. The Feverall product line to be acquired by Ascent has been operated as an integral part of Upsher-Smith and has no separate legal existence.

     The assets related to the Feverall product line as presented in the accompanying statement of assets to be acquired include the historical balance sat December 29, 1996, of work-in-process and finished goods inventory together with related samples of the Feverall product line. This product line has never been operated as a separate business entity but rather has been an integral part of the drug manufacturing and distribution business of Upsher-Smith.

     The statements of net sales and identified costs and expenses of the Feverall product line includes the net sales, cost of sales, and advertising and promotion expense, that substantially relate directly to the product line to be acquired by Ascent. Selling expense items are allocated based on estimates and assumptions as if the Feverall product line had been operated on a stand-alone basis during the periods presented and primarily reflect an estimate of activity attributable to selling the Feverall product line relative to the total selling activity of Upsher-Smith.

     The above allocations are believed by management to be reasonable allocations under the circumstances. However, there can be no assurance that such allocations will be indicative of future results of operations. In addition, the carrying value of inventories, as reflected in the accompanying statement of assets to be acquired, does not include any adjustments which may result at the date of acquisition.

     General and administrative expenses of Upsher-Smith were not dedicated specifically to the product line to be acquired for the periods presented and because Ascent is not acquiring any of the general and administrative cost structure of Upsher-Smith, general and administrative expenses were excluded from the accompanying financial statements. Research and development expenses of Upsher-Smith did not specifically relate to the product line to be acquired for the periods presented and as a result were excluded from the accompanying financial statements.

     Upsher-Smith is a pharmaceutical manufacturer and distributor that concentrates on developing cardiovascular products. The company markets its products to retail, chain, and hospital pharmacies primarily by means of wholesale and drug chain distribution channels throughout the United States. The accompanying financial statements are not intended to present all the assets or operations of Upsher-Smith.

               A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.

      NOTES TO FINANCIAL STATEMENTS OF THE PRODUCT LINE TO BE ACQUIRED BY
                            ASCENT PEDIATRICS, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Samples and display inventory are charged to advertising and promotion expense when used.

Revenue Recognition

     Revenue is recognized upon shipment of the product. Allowances for sales returns, discounts and rebates are provided for based on the volume of sales and actual experience.

(3) INVENTORIES

     The components of inventories were as follows:

                                                       DECEMBER 29,      JULY 9,
                                                           1996           1997
                                                       ------------    -----------
                                                                       (UNAUDITED)
Work in process....................................      $ 10,864       $      0
Samples and displays...............................        42,486         46,938
Finished goods.....................................        68,885        174,327
                                                         --------       --------
                                                         $122,235       $221,265
                                                         ========       ========

(4) NET SALES

     Net sales consisted of the following:

                                                YEARS ENDED
                                        ----------------------------    INTERIM PERIOD
                                        DECEMBER 31,    DECEMBER 29,        ENDED
                                            1995            1996         JULY 9, 1997
                                        ------------    ------------    --------------
                                                                         (UNAUDITED)
Gross sales...........................   $4,677,134      $5,281,399       $2,205,787
Less sales returns, discounts and
  rebates.............................    1,113,373       1,404,200          719,226
                                         ----------      ----------       ----------
  Net sales...........................   $3,563,761      $3,877,199       $1,486,561
                                         ==========      ==========       ==========

For the year ended December 31, 1995, two customers accounted for 22% of sales of the Feverall product line. For the year ended December 29, 1996 three customers accounted for 33% of sales of the Feverall product line.

(5) INCOME TAXES

     Upsher-Smith has elected to be treated as a small business corporation
(S corporation) under provisions of the Internal Revenue Code of 1986, whereby profits and losses are passed directly to the stockholders for inclusion in their personal tax returns. Accordingly, no liability or provision for federal and state income taxes is included in the accompanying financial statements.

               A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.

      NOTES TO FINANCIAL STATEMENTS OF THE PRODUCT LINE TO BE ACQUIRED BY
                            ASCENT PEDIATRICS, INC.

(6) SUBSEQUENT EVENT (UNAUDITED)

     On March 25, 1997, Upsher-Smith entered into a definitive agreement relating to the sale of the Feverall product line to Ascent. Under the terms of this agreement, Upsher-Smith has agreed to sell the Feverall product line, including certain intellectual property, technical information, product formulations and regulatory approvals and registrations.

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit
Number         Description
-------        -----------
--------------------------------------------------------------------------------
2.1 (1)        Agreement and Plan of Merger dated as of February 16, 1999 by and between the Registrant and Bird Merger Corporation.
--------------------------------------------------------------------------------
3.1 (2)        Amended and Restated Certificate of Incorporation of the
               Registrant.
--------------------------------------------------------------------------------
3.2 (3)        Certificate of Designation, Voting Powers, Preferences and Rights
               of Series G Convertible Exchangeable Preferred Stock of the
               Registrant.
--------------------------------------------------------------------------------
3.3 (2)        Amended and Restated By-Laws of the Registrant.
--------------------------------------------------------------------------------
4.1 (2)        Specimen Certificate for shares of Common Stock, $.00004 par value, of the Registrant.
--------------------------------------------------------------------------------
4.2 (1)        Form of Depositary Receipt (included in Exhibit 10.1)..
--------------------------------------------------------------------------------
4.3 (1)        Form of 7.5% Convertible Subordinated Note of the Registrant
               issued on February 19, 1999 under the Alpharma Loan Agreement (as defined below) (included in Exhibit 10.3).
--------------------------------------------------------------------------------
4.4 (1)        Form of 8% Subordinated Note of the Registrant issued on June 1,
               1998 under the May 1998 Securities Purchase Agreement (as defined below) (included in Exhibit 10.7).
--------------------------------------------------------------------------------
4.5 (1)        Form of 8% Convertible Subordinated Note of the Registrant
               issuable under the May 1998 Securities Purchase Agreement
               (included in Exhibit 10.7).
--------------------------------------------------------------------------------
10.1 (1)       Depositary Agreement dated as of February 16, 1999 by and among the Registrant, Alpharma USPD, Inc. ("Alpharma") and State Street
               Bank and Trust Company (included in Exhibit 2.1).
--------------------------------------------------------------------------------
10.2 (1)       Master Agreement dated as of February 16, 1999 by and among the
               Registrant, Alpharma and Alpharma, inc. (included in Exhibit
               2.1).
--------------------------------------------------------------------------------
10.3 (1)       Loan Agreement (the "Alpharma Loan Agreement") dated as of
               February 16, 1999 by and among the Registrant, Alpharma and
               Alpharma, inc.
--------------------------------------------------------------------------------
10.4 (1)       Guaranty Agreement dated as of February 16, 1999 by and between the Registrant and Alpharma, Inc.
--------------------------------------------------------------------------------
10.5 (1)       Subordination Agreement dated as of February 16, 1999 by and among the Registrant, Alpharma and the Original Lenders (as defined therein).
--------------------------------------------------------------------------------
10.6 (1)       Registration Rights Agreement dated as of February 16, 1999 by and between the Registrant and Alpharma.
--------------------------------------------------------------------------------
10.7 (3)       Securities Purchase Agreement (the "May 1998 Securities Purchase
               Agreement") dated as of May 13, 1998, by and among the
               Registrant, Furman Selz Investors II, L.P., FS Employee Investors
               LLC, FS Parallel Fund L.P., BancBoston Ventures, Inc. and Flynn
               Partners.
--------------------------------------------------------------------------------
10.8 (1)       Second Amendment dated as of February 16, 1999 to the May 1998
               Securities Purchase Agreement.
--------------------------------------------------------------------------------
10.9 (2)(4)    Amended and Restated 1992 Equity Incentive Plan.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.10 (2)(4)   1997 Director Stock Option Plan.
--------------------------------------------------------------------------------
10.11 (2)(4)   1997 Employee Stock Purchase Plan.
--------------------------------------------------------------------------------
10.12 (2)      Lease dated November 21, 1996 between the Registrant and New
               Boston Wilmar Limited Partnership.
--------------------------------------------------------------------------------
10.13 (2)(4)   Employment Agreement dated as of March 15, 1994 between the
               Registrant and Emmett Clemente (the "Clemente Employment
               Agreement").
--------------------------------------------------------------------------------
10.14 (2)(4)   Consulting Agreement dated as of April 1, 1996 between the
               Registrant and Robert E. Baldini.
--------------------------------------------------------------------------------
10.15 (2)(5)   Development and License Agreement dated as of October 8, 1996 by and between the Registrant and Recordati S.A. Chemical and
               Pharmaceutical Company ("Recordati").
--------------------------------------------------------------------------------
10.16 (2)      Amendment No. 1 dated February 28, 1997 to the Development and
               License Agreement dated as of October 8, 1996 by and between the
               Registrant and Recordati.
--------------------------------------------------------------------------------
10.17 (2)(5)   Manufacturing and Supply Agreement dated as of October 8, 1996 by and between the Registrant and Recordati.
--------------------------------------------------------------------------------
10.18 (2)(5)   Supply Agreement dated as of October 12, 1994 by and between the
               Registrant and Lyne Laboratories, Inc.
--------------------------------------------------------------------------------
10.19 (2)      Securities Purchase Agreement dated as of January 31, 1997 among the Registrant, Triumph-Connecticut Limited Partnership and other purchasers identified therein (the "Triumph Agreement").
--------------------------------------------------------------------------------
10.20 (2)      Waiver and Amendment to the Triumph Agreement dated as of March
               13, 1997.
--------------------------------------------------------------------------------
10.21 (3)      Second Waiver and Amendment to the Triumph Agreement dated as of
               May 13, 1998.
--------------------------------------------------------------------------------
10.22 (2)      Series F Convertible Preferred Stock and Warrant Purchase
               Agreement dated as of June 28, 1996 between the Registrant and certain purchasers identified therein as amended by Amendment No.
               1 dated as of June 28, 1996 and Amendment No. 2 dated February 3,
               1997.
--------------------------------------------------------------------------------
10.23 (2)      Form of Common Stock Purchase Warrant issued to Chestnut
               Partners, Inc. on February 28, 1997.
--------------------------------------------------------------------------------
10.24 (2)      Common Stock Purchase Warrant issued to Banque Paribas on
               February 28, 1997.
--------------------------------------------------------------------------------
10.25 (2)      Form of Common Stock Purchase Warrant with an exercise price of
               $.01 per share issued to designees of Bentley Securities on
               February 28, 1997.
--------------------------------------------------------------------------------
10.26 (2)      Form of Common Stock Purchase Warrant with an exercise price of
               $5.91 per share issued to designees of Bentley Securities on
               February 28, 1997.
--------------------------------------------------------------------------------
10.27 (2)(5)   Asset Purchase Agreement dated as of March 25, 1997, between the
               Registrant and Upsher-Smith (the "Asset Purchase Agreement"),
               which includes the form of Manufacturing Agreement between the
               Registrant and Upsher-Smith as Exhibit E thereto.
--------------------------------------------------------------------------------
10.28 (5)(6)   Addendum to Asset Purchase Agreement dated as of July 10, 1997, between the Registrant and Upsher-Smith.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.29 (7)      Promotion Agreement dated as of November 25, 1998, between the
               Registrant and Warner-Lambert Company.
--------------------------------------------------------------------------------
11.1           Computation of historical and pro forma net loss per common share.
--------------------------------------------------------------------------------
23.1           Consent of PricewaterhouseCoopers LLC, independent accountants
--------------------------------------------------------------------------------
23.2           Consent of KPMG Peat Marwick LLP
--------------------------------------------------------------------------------
27.1           Financial Data Schedule (Year Ended December 31, 1998)
--------------------------------------------------------------------------------

      (1) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on February 22, 1999.
      (2) Incorporated herein by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-23319).
      (3) Incorporated herein by reference to the Exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on June 2, 1998.
      (4) Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.
      (5) Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.
      (6) Incorporated herein by reference to Exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on July 25, 1997.
      (7) Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.