Form 10-Q
period 1999-03-31
ASCENT PEDIATRICS INC
filed 1999-05-17
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

           Indicate number of shares outstanding of the registrant's Common Stock, par value $.00004 per share, as of May 5, 1999: 7,026,445.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I.  Financial Information

           Item 1 - Unaudited Condensed Financial Statements

                    Unaudited Condensed Balance Sheets .....................  1

                    Unaudited Condensed Statements of Operations ...........  2

                    Unaudited Statements of Comprehensive Loss .............  2

                    Unaudited Condensed Statements of Cash Flows ...........  3

                    Notes to Unaudited Condensed Financial Statements ......  4

           Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................  8

           Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk............................................. 14

Part II. Other Information

           Item 6 - Exhibits and Reports on Form 8-k ....................... 14

Signature .................................................................. 15

Exhibit Index .............................................................. 16

PART I. FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1999              1998
                                                                                   ------------      ------------
                                      ASSETS
Current Assets
     Cash and cash equivalents .................................................   $  2,267,976      $  2,171,777
     Accounts receivable, net ..................................................      1,490,892           918,307
     Inventory, net ............................................................        698,824           919,785
     Other current assets ......................................................        421,923           274,983
                                                                                   ------------      ------------
          Total current assets .................................................      4,879,852         4,284,852
Fixed assets, net ..............................................................        660,706           730,894
Debt issue costs, net ..........................................................        582,478           606,092
Intangibles, net ...............................................................     10,358,959        10,523,789
Deferred charges ...............................................................        716,231            63,760
Other assets ...................................................................         65,046            91,543
                                                                                   ------------      ------------
          Total assets .........................................................   $ 17,263,035      $ 16,300,930
                                                                                   ============      ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable ..........................................................   $  2,403,282      $  1,510,193
     Accrued expenses ..........................................................      2,155,241         2,306,243
                                                                                   ------------      ------------
          Total current liabilities ............................................      4,558,423         3,816,436
Subordinated secured notes .....................................................     12,693,885         8,681,474
                                                                                   ------------      ------------
          Total liabilities ....................................................     17,252,408        12,497,910
Stockholders' equity
     Preferred stock, $.01 par value; 5,000,000 shares authorized; 7,000 shares, designated as Series G convertible exchangeable
          preferred stock, issued and outstanding at March 31, 1999 and
          December 31, 1998 (liquidation preference of $7,000,000) .............      6,461,251         6,461,251
     Common stock, $.00004 par value; 60,000,000 shares authorized;
          7,026,445 and 6,975,921 shares issued and outstanding at
          March 31, 1999 and December 31, 1998, respectively ...................            280               279
     Additional paid-in capital ................................................     47,835,662        47,951,271
     Accumulated deficit .......................................................    (54,286,566)      (50,609,781)
                                                                                   ------------      ------------
          Total stockholders' equity ...........................................         10,627         3,803,020
                                                                                   ------------      ------------
          Total liabilities and stockholders' equity ...........................   $ 17,263,035      $ 16,300,930
                                                                                   ============      ============

       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                              1999              1998
                                                          -----------       -----------

Product revenue, net .................................    $ 1,241,399       $ 1,314,049
Co-promotional revenue ...............................        615,000                --
                                                          -----------       -----------
Total net revenue ....................................      1,856,399         1,314,049
Costs and expenses
     Cost of product sales ...........................        634,594           553,680
     Selling, general and administrative .............      4,115,095         3,764,832
     Research and development ........................        578,303         1,123,878
                                                          -----------       -----------
     Total costs and expenses ........................      5,327,992         5,442,390
          Loss from operations .......................     (3,471,593)       (4,128,341)
Interest income ......................................         25,897           158,822
Interest expense .....................................       (231,089)         (471,313)
                                                          -----------       -----------
          Net loss ...................................     (3,676,785)       (4,440,832)
Preferred stock dividend .............................        192,501                --
                                                          -----------       -----------
          Net loss to common stockholders ............    $(3,869,286)      $(4,440,832)
                                                          ===========       ===========

Results per common share:
    Historical - basic and diluted:
          Net loss ...................................    $     (0.52)      $     (0.64)
                                                          ===========       ===========

          Preferred stock dividend ...................    $     (0.03)      $        --
                                                          ===========       ===========

          Net loss to common stockholders ............    $     (0.55)      $     (0.64)
                                                          ===========       ===========

Weighted average shares outstanding ..................      7,010,821         6,910,414
                                                          ===========       ===========



                  UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS

                                                           THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                              1999              1998
                                                          -----------       -----------

Net loss .............................................    $(3,676,785)      $(4,440,832)
Unrealized gain on securities ........................             --             1,762
                                                          -----------       -----------
Comprehensive loss ...................................    $(3,676,785)      $(4,439,070)
                                                          ===========       ===========


       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         -----------       ------------

Cash flows for operating activities:
     Net loss .........................................................  $(3,676,785)      $ (4,440,832)
     Adjustments to reconcile net loss to net cash used
       for operating activities:
          Depreciation and amortization ...............................      272,294            293,365
          Non-cash interest expense ...................................       12,411            325,480
          Provision for bad debts .....................................       14,801                 --
          Changes in operating assets and liabilities:
              Accounts receivable .....................................     (587,387)           (67,643)
              Inventory ...............................................      220,961           (302,665)
              Other assets ............................................     (120,443)          (341,785)
              Accounts payable ........................................      893,090            (36,893)
              Accrued expenses ........................................     (343,503)           (39,367)
                                                                         -----------       ------------
                   Net cash used for operating activities .............   (3,314,561)        (4,610,340)
Cash flows used for investing activities:
     Purchase of property and equipment ...............................      (13,662)          (132,548)
     Payment related to acquisition ...................................           --         (5,500,000)
                                                                         -----------       ------------
                   Net cash used for investing activities .............      (13,662)        (5,632,548)
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
       issuance costs .................................................       76,893             59,568
     Proceeds from issuance of debt ...................................    4,000,000                 --
     Cash paid for deferred charges ...................................     (652,471)                --
     Repayment of debt ................................................           --           (875,000)
                                                                         -----------       ------------
                   Net cash provided by financing activities ..........    3,424,422           (815,432)
Net (decrease) increase in cash and cash equivalents ..................       96,199        (11,058,320)
Cash and cash equivalents, beginning of period ........................    2,171,777         11,700,612
                                                                         -----------       ------------
Cash and cash equivalents, end of period ..............................  $ 2,267,976       $    642,292
                                                                         ===========       ============

Supplemental disclosures of cash flow information:
     Cash paid during the quarter for:
          Interest ....................................................  $        --       $    153,125

       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

      Ascent Pediatrics, Inc. ("Ascent" or the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, until July 9, 1997, the Company operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company completed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith and subsequently commenced sales of the Feverall line of products. In October 1997, the Company also commenced sales of Pediamist nasal saline spray. During March 1998, the Company began marketing Duricef(R) (cefadroxil monohydrate) to pediatricians in the United States pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. The Company terminated this co-promotion agreement effective December 31, 1998. During February 1999, the Company began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company.

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

2.    BASIS OF PRESENTATION

      The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended March 31, 1999 and 1998. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with the current quarter presentation.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Net Loss Per Common Share

      Options, warrants, preferred stock and debt to purchase or convert to 2,040,219 and 1,679,164 shares of common stock outstanding as of March 31, 1999 and 1998, respectively, were not included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

      Similarly, options and warrants to purchase or convert to 2,382,153 and 982,195 shares of common stock outstanding as of March 31, 1999 and 1998, respectively, were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

4.    INVENTORIES

      Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

                                                        March 31,   December 31,
                                                          1999          1998
                                                        ---------   ------------

            Raw materials............................   $191,033      $248,434
            Finished goods ..........................    507,791       671,351
                                                        --------      --------
                       Total.........................   $698,824      $919,785
                                                        ========      ========

INTANGIBLE ASSETS

      Intangible assets consist of goodwill, patents, trademarks, and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company shall recognize an impairment loss as a charge to operations.

ACCRUED EXPENSES

      Accrued expenses consisted of the following:

                                                    March 31,     December 31,
                                                      1999            1998
                                                   ----------     ------------

         Employee compensation expenses..........  $  664,426      $  762,664
         Advertising expenses....................      80,149         183,509
         Legal and accounting expenses...........      62,882         114,441
         Selling fees and chargebacks............     190,841         254,632
         Interest payable........................     394,270         208,862
         Preferred stock dividend................     499,316         306,815
         Other...................................     263,357         475,320
                                                   ----------      ----------
                  Total..........................  $2,155,241      $2,306,243
                                                   ==========      ==========

7.    ALPHARMA STRATEGIC ALLIANCE

      On February 16, 1999, the Company entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"). This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma will loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance the Company's growth. In addition, the Company will obtain a call option to acquire all of its outstanding common stock and assign the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002, to purchase all of the Company's common stock then outstanding at a purchase price to be determined by a formula based on the Company's 2001 earnings. The consummation of the strategic alliance is subject to the approval of the Company's stockholders, at a meeting expected to be held on June 29, 1999, of a proposed merger between the Company and Bird Merger Corporation, a wholly-owned subsidiary of the Company, which merger will result in the creation of the call option.

      On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. Alpharma's obligation to loan the Company the balance of the $40.0 million is subject to the approval of the strategic alliance by the Company's stockholders. If the Company's stockholders do not approve the strategic alliance, the Company must immediately repay the outstanding principal and interest on the note. The other principal terms of the Alpharma note are set forth below.

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

      PREPAYMENT. On or before June 30, 2001, the Company may repay all or a portion of the outstanding principal amount due under the note. The Company may re-borrow any repaid amounts on or before December 31, 2001. At any time after the expiration or termination of the call option and on or before December 31, 2002, the Company may prepay all of the outstanding principal amount under the note, together with any accrued and unpaid interest, if it also pays a conversion termination fee equal to 25% of the principal amount of the note outstanding as of December 31, 2001. The Company may not otherwise prepay the note. Following a change in control of the Company, Alpharma may require the Company to repay all outstanding principal and interest under the note.

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

      In connection with the Company's strategic alliance with Alpharma, the Company entered into a second amendment to the May 1998 Series G Purchase Agreement, providing for, among other things, (a) the Company's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) subject to stockholder approval, the reduction in the exercise price of warrants to purchase 2,116,958 shares common stock of the Company from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of common stock of the Company at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares of common stock. In addition, the Company entered into an amendment to a financial advisory services fee agreement with ING Furman Selz whereby the Company agreed to issue 150,000 shares of common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees. The reduction in the exercise price of the warrants and the issuance of the additional shares of common stock to the Series G purchasers and ING Furman Selz are also subject to stockholder approval.

      DEFERRED CHARGES. Also in connection with the Company's strategic alliance with Alpharma, the Company has incurred $716,000 in legal, accounting and consulting fees. These fees have been capitalized on the balance sheet as deferred charges and are being amortized over the life of the debt.

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

8.    SUBSEQUENT EVENTS

Pediotic

      In April 1999, the Company entered into a one-year co-promotion agreement with King Pharmaceuticals, Inc., to begin marketing, in May 1999, Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States. As compensation for the Company's co-promotional efforts, King Pharmaceuticals has agreed to pay the Company a base fee with incremental revenue based on achieving certain goals above a specified amount.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Ascent is a drug development and marketing company focused exclusively on the pediatric market. Ascent commenced operations in March 1989 and prior to the quarter ended September 30, 1997 was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. Ascent introduced its first product, Feverall acetaminophen suppositories, during the quarter ended September 30, 1997 and its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997. During the quarter ended March 31, 1998, the Company began marketing Duricef(R) (cefadroxil monohydrate) to pediatricians in the United States pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. The Company terminated this co-promotion agreement effective December 31, 1998. During the quarter ended March 31, 1999, Ascent began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company.

      Ascent has incurred net losses since its inception and expects to incur additional operating losses at least through 1999 as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through March 31, 1999 of $54,287,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

      REVENUE: Ascent had total net revenue of $1,856,000 for the three months ended March 31, 1999 compared with revenue of $1,314,000 for the three months ended March 31, 1998. This increase in revenue of $542,000 was primarily attributable to an increase in co-promotional revenue of $615,000.

      COST OF PRODUCT SALES: Cost of product sales was $635,000 for the three months ended March 31, 1999 compared with $554,000 for the three months ended March 31, 1998. This increase in cost of product sales of $81,000 was primarily the result of (i) an increase of $56,000 for the manufacturing cost associated with the production of the Feverall and Pediamist due to an increase in shipments, and (ii) an increase of $24,000 in manufacturing support personnel costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $4,115,000 for the three months ended March 31, 1999 compared with $3,765,000 for the three months ended March 31, 1998, representing an increase of $350,000.

      Selling and marketing expenses were $3,005,000 for the three months ended March 31, 1999 compared with expenses of $2,662,000 for the three months ended March 31, 1998. This increase in selling and marketing expenses of $343,000 was primarily the result of an increase of $445,000 in personnel costs due to an increased number of sales representatives. This was offset by a decrease in consulting expenses of $105,000 associated with the Company's election not to renew consulting arrangements that were in effect during the first quarter of 1998.

      General and administrative expenses were $1,110,000 for the three months ended March 31, 1999 which was consistent with $1,103,000 for the three months ended March 31, 1998.

      RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $578,000 for the three months ended March 31, 1999 compared with $1,124,000 for the three months ended March 31, 1998. The decrease of $546,000 was primarily due to (i) $437,000 in reduced spending on the Primsol and Pediavent products' R&D programs due to the completion of clinical and biological studies of these products during the first quarter of 1998 and (ii) $56,000 in reduced personnel costs due to a reduction in the number of R&D personnel.

      INTEREST: Ascent had interest income of $26,000 for the three months ended March 31, 1999 compared with interest income of $159,000 for the three months ended March 31, 1998. This decrease of $133,000 was primarily due to a lower average cash investment balance. Ascent had $231,000 in interest expense for the three months ended March 31, 1999 compared to $471,000 for the three months ended March 31, 1998, a decrease of $240,000. This decrease was the result of the issuance of subordinated notes in connection with the sale of shares of Ascent Series G preferred stock and the use of the proceeds to repay the Triumph subordinated secured notes on June 1, 1998. The subordinated notes issued in connection with the shares of Ascent Series G preferred stock have a lower effective interest rate than the Triumph subordinated secured notes.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and, in 1997, an initial public offering of shares of common stock. As of March 31, 1999, Ascent had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock, approximately $18,027,000 (net of issuance costs and deferred charges) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock. In addition, in the second half of 1997, Ascent began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, and in February 1999 began promoting Omnicef(R) pursuant to a promotion agreement with Warner-Lambert Company.

      ALPHARMA STRATEGIC ALLIANCE. On February 16, 1999, Ascent entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"). This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma will loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth. In addition, subject to stockholder approval, Ascent will obtain a call option to acquire all of its outstanding common stock and assign the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002, to purchase all of the Ascent common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2001 earnings.

      On February 19, 1999, Ascent borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. Alpharma's obligation to loan Ascent the balance of the $40.0 million is subject to the approval of Ascent's stockholders of a proposed merger between Ascent and Bird Merger Corporation, which approval is a condition to the consummation of the strategic alliance. If Ascent's stockholders do not approve the merger, Ascent must immediately repay the outstanding principal and interest on the note.

      In connection with Ascent's strategic alliance with Alpharma, Ascent entered into a second amendment to the May 1998 securities purchase agreement with ING Furman Selz. The second amendment provides for, among other things, (a) Ascent's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in the original principal amount of $7.0 million in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares. In addition, Ascent entered into an amendment to a financial advisory services fee agreement with ING Furman Selz under which Ascent agreed to issue 150,000 shares of Ascent common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees. Ascent's obligation to consummate these transactions with the holders of Series G preferred stock and with ING Furman Selz is subject to the approval of Ascent's stockholders.

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

      Ascent anticipates, based upon its current operating plan, that (a) its existing capital resources and internally generated funds should satisfy its capital requirements into June 1999 and (b) it will require approximately $10.0 million of additional funds beyond that to meet its capital requirements through the first quarter of 2000. Ascent is currently in discussions to obtain bridge financing to fund its capital requirements until the annual meeting of stockholders, at which time the Company expects that, subject to stockholder approval of the strategic alliance with Alpharma, it will be able to satisfy its capital requirements with funds borrowed from Alpharma under the Loan Agreement dated February 16, 1999 by and among Ascent, Alpharma and Alpharma, Inc., including the remaining $8.0 million which Ascent may borrow from Alpharma for general corporate purposes under the loan agreement. If Ascent's stockholders do not approve the merger with Alpharma or if Ascent does not consummate the strategic alliance with Alpharma, Ascent must immediately repay the $4.0 million borrowed from Alpharma on February 19, 1999 plus interest and will need to raise additional funds, including through collaborative relationships and public or private financings. In addition, if Ascent's business does not progress in accordance with its current operating plan or Primsol or Orapred are not approved when expected, the Company may need to raise additional funds. In any case, additional financing may not be available to Ascent or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own or significantly scale back or terminate operations.

NASDAQ LISTING

      On April 29, 1999, the Company received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that, because the Company was not in compliance with the continued listing requirements of the Nasdaq National Market as of December 31, 1998, Nasdaq was reviewing the Company's eligibility for continued listing of Ascent Common Stock. On May 12, 1999, the Company provided Nasdaq with its proposal for achieving compliance with the continued listing requirements of the Nasdaq National Market. The Company is currently in discussions with Nasdaq regarding the continued listing of Ascent Common Stock. There can be no assurance that Nasdaq will accept the Company's proposal for achieving compliance with the continued listing requirements or that the Company's Common Stock will continue to be listed on the Nasdaq National Market.

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

      Ascent has also initiated communications with its significant suppliers, including Upsher-Smith Laboratories, Inc. and Lyne Laboratories, and service providers and certain strategic customers to determine the extent to which such suppliers, providers or customers will be affected by any significant Year 2000 issues. Although, as of March 31, 1998, Ascent has not received a significant number of responses to its inquiries, Ascent believes that these communications will permit Ascent to determine the extent to which it may be affected by the failure of these third parties to address their own Year 2000 issues and may facilitate the coordination of Year 2000 solutions between Ascent and these third parties. Third parties of business importance to Ascent may not successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on Ascent's business, financial position, results of operations or cash flows.

      Ascent is funding the costs of its Year 2000 compliance efforts with cash flows from operations. Although Ascent has not completed the Year 2000 assessment of its computer systems and software, based upon its assessment efforts to date, Ascent does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon Ascent's business, financial position, results of operations or cash flows. Ascent does not expect that the costs of replacing or modifying computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by Ascent for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, Ascent attempts to obtain replacements that are Year 2000 compliant. For example, Ascent upgraded its financial accounting software and received written representations that the system was Year 2000 compliant. As of March 31, 1999, in addition to the costs that Ascent would have incurred in the ordinary course of replacing computer equipment and software, Ascent had incurred less than $5,000 for the replacement of computer equipment and software that was not Year 2000 compliant. Ascent expects to incur total costs of less than $25,000 to become Year 2000 compliant.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This quarterly report on Form 10-Q contains certain forward-looking statements. For this purpose any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission, which are expressly incorporated by reference herein.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In January 1997, the Securities and Exchange Commission issued Financial Reporting Release 48, also known as FRR 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information About Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". FRR 48 requires disclosure of qualitative and quantitative information about market risk inherent in derivative financial instruments, other financial instruments, and derivative commodity instruments beyond those required under generally accepted accounting principles.

      In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated notes. At March 31, 1999, the fair market value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at March 31, 1999, which was not materially different from the quarter-end carrying value.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits

                See the Exhibit Index on Page 16 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

          b)    Reports on Form 8-k

                1. On January 8, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that it had received a Not-approvable letter from the United States Food and Drug Administration (the "FDA") on the Company's New Drug Application for its acetaminophen extended release product, Feverall Extended Release Sprinkles. In the Not-approvable letter, the FDA primarily referred to deficiencies relating to the manufacture and packaging of the product.

                2. On February 22, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing
                (i) the execution, on February 16, 1999, of a series of agreements with Alpharma relating to the Company's strategic alliance with Alpharma and (ii) certain related amendments to the Series G Securities Purchase Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ASCENT PEDIATRICS, INC.

Date: May 17, 1999                   By: /s/ JOHN G. BERNARDI
                                         ---------------------------------------
                                     John G. Bernardi, Vice-President Finance
                                     and Treasurer (Principal Financial Officer)

                                  Exhibit Index


Exhibit Number          Description
--------------          -----------

27                      Financial Data Schedule

99 Pages 37 through 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference therein)