Form 10-Q
period 1999-06-30
ASCENT PEDIATRICS INC
filed 1999-08-12
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                               Yes [ X ] No [   ]


         Indicate number of shares outstanding of the Issuer's common stock:
As of August 5, 1999, there were 9,593,403 depositary shares outstanding, each depositary share evidencing one share of common stock, $.00004 par value per share, and represented by a depositary receipt.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

Part I. Financial Information

        Item 1 - Unaudited Condensed Financial Statements

               Unaudited Condensed Balance Sheets ...........................  1

               Unaudited Condensed Statements of Operations .................  2

               Unaudited Statements of Comprehensive Loss ...................  2

               Unaudited Condensed Statements of Cash Flows .................  3

               Notes to Unaudited Condensed Financial Statements ............  4

        Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................  9

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk.. 18

Part II. Other Information

        Item 5 - Other Information .......................................... 18

        Item 6 - Exhibits and Reports on Form 8-k ........................... 18

Signature ................................................................... 19

Exhibit Index ............................................................... 20

PART I. FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                   ASCENT PEDIATRICS, INC.
                                             UNAUDITED CONDENSED BALANCE SHEETS

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          1999               1998
                                                                                      ------------       ------------

                                                            ASSETS

           Current Assets
             Cash and cash equivalents .........................................      $  2,061,134       $  2,171,777
             Accounts receivable, net ..........................................         1,386,363            918,307
             Inventory .........................................................           868,308            919,785
             Other current assets ..............................................           363,828            274,983
                                                                                      ------------       ------------
                  Total current assets .........................................         4,679,633          4,284,852
           Fixed assets, net ...................................................           672,130            730,894
           Debt issue costs, net ...............................................         1,632,599            606,092
           Intangibles, net ....................................................        10,187,307         10,523,789
           Other assets ........................................................            57,641            155,303
                                                                                      ------------       ------------
                  Total assets .................................................      $ 17,229,310       $ 16,300,930
                                                                                      ============       ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

           Current Liabilities
             Accounts payable ..................................................      $  2,981,957       $  1,510,193
             Accrued expenses ..................................................         3,043,109          2,206,025
             Short term notes payable ..........................................         2,000,000               --
             Other current liabilities .........................................           248,642            100,218
                                                                                      ------------       ------------
                  Total current liabilities ....................................         8,273,708          3,816,436
           Subordinated secured notes ..........................................        12,706,296          8,681,474
                                                                                      ------------       ------------
                  Total liabilities ............................................        20,980,004         12,497,910

           Stockholders' equity (deficit)
             Preferred stock, $.01 par value; 5,000,000 shares authorized;
               7,000 shares, designated as Series G convertible exchangeable preferred stock, issued and outstanding at June 30, 1999 and
               December 31, 1998 (liquidation preference of $7,000,000) ........         6,461,251          6,461,251
             Common stock, $.00004 par value; 60,000,000 shares authorized;
               7,026,445 and 6,975,921 shares issued and outstanding at
               June 30, 1999 and December 31, 1998, respectively ...............               280                279
             Additional paid-in capital ........................................        47,636,259         47,951,271
             Accumulated deficit ...............................................       (57,848,484)       (50,609,781)
                                                                                      ------------       ------------
                  Total stockholders' equity (deficit) .........................        (3,750,694)         3,803,020
                                                                                      ------------       ------------
                  Total liabilities and stockholders' equity (deficit) .........      $ 17,229,310       $ 16,300,930
                                                                                      ============       ============

       See accompanying notes to unaudited condensed financial statements.

                                                           ASCENT PEDIATRICS, INC.
                                                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                             ------------------------------        --------------------------------
                                                                1999                1998              1999                 1998
                                                             -----------        -----------        ------------        ------------

Product revenue, net .................................       $   505,459        $   840,171        $  1,746,858        $  2,154,220
Co-promotional revenue ...............................         1,235,000               --             1,850,000                --
                                                             -----------        -----------        ------------        ------------
Total net revenue ....................................         1,740,459            840,171           3,596,858           2,154,220

Costs and expenses
  Cost of product sales ..............................           320,003            538,494             901,427           1,111,343
  Selling, general and administrative ................         3,727,177          3,209,968           7,640,752           6,751,803
  Research and development ...........................           988,654          1,098,710           1,821,647           2,426,408
                                                             -----------        -----------        ------------        ------------
  Total costs and expenses ...........................         5,035,834          4,847,172          10,363,826          10,289,554
    Loss from operations .............................        (3,295,375)        (4,007,001)         (6,766,968)         (8,135,334)

Interest income ......................................            15,832             58,441              41,729             217,263
Interest expense .....................................          (282,375)          (356,036)           (513,464)           (827,349)
                                                             -----------        -----------        ------------        ------------

    Net loss before extraordinary items ..............        (3,561,918)        (4,304,596)         (7,238,703)         (8,745,420)
Extraordinary items - loss on early
  extinguishment of debt .............................              --            1,166,463                --             1,166,463
                                                             -----------        -----------        ------------        ------------

    Net loss .........................................        (3,561,918)        (5,471,059)         (7,238,703)         (9,911,883)
Preferred stock dividend .............................           199,402             64,167             391,903              64,167
                                                             -----------        -----------        ------------        ------------

    Net loss to common stockholders ..................       $(3,761,320)       $(5,535,226)       $ (7,630,606)       $ (9,976,050)
                                                             ===========        ===========        ============        ============

Results per common share:
  Historical - basic and diluted:
    Net loss before extraordinary items ..............       $     (0.51)       $     (0.62)       $      (1.03)       $      (1.26)
                                                             ===========        ===========        ============        ============

    Extraordinary items ..............................       $      --          $     (0.17)       $       --          $      (0.17)
                                                             ===========        ===========        ============        ============

    Net loss .........................................       $     (0.51)       $     (0.79)       $      (1.03)       $      (1.43)
                                                             ===========        ===========        ============        ============

    Preferred stock dividend .........................       $     (0.03)       $     (0.01)       $      (0.06)       $      (0.01)
                                                             ===========        ===========        ============        ============

    Net loss to common stockholders ..................       $     (0.54)       $     (0.80)       $      (1.09)       $      (1.44)
                                                             ===========        ===========        ============        ============

Weighted average shares outstanding - basic
  and diluted ........................................         7,026,445          6,921,176           7,018,676           6,915,930
                                                             ===========        ===========        ============        ============


                                             UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS


                                                               THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                             ------------------------------        --------------------------------
                                                                1999                1998              1999                 1998
                                                             -----------        -----------        ------------        ------------

Net loss .............................................       $(3,561,918)       $(5,471,059)       $(7,238,703)        $(9,911,883)
Unrealized gain on securities ........................              --               (7,160)               --               (5,398)
                                                             -----------        -----------        ------------        ------------
Comprehensive loss ...................................       $(3,561,918)       $(5,478,219)       $(7,238,703)        $(9,917,281)
                                                             ===========        ===========        ============        ============


       See accompanying notes to unaudited condensed financial statements.

                                                          ASCENT PEDIATRICS, INC.
                                                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                            ------------------------------
                                                                                               1999               1998
                                                                                            -----------       ------------

        Cash flows from operating activities:
          Net loss ...................................................................      $(7,238,703)      $ (9,911,883)
          Adjustments to reconcile net loss to net cash used
            in operating activities:
              Depreciation and amortization ..........................................          566,237            622,577
              Non-cash interest expense ..............................................           24,822            535,476
              Non-cash extraordinary items ...........................................             --            1,166,463
              Provision for bad debts ................................................             --               74,476
              Changes in operating assets and liabilities:
                Accounts receivable ..................................................         (479,874)            79,871
                Inventory ............................................................           63,617           (245,137)
                Other assets .........................................................          (54,942)          (253,720)
                Accounts payable .....................................................        1,471,766           (658,881)
                Accrued expenses .....................................................          445,179             43,784
                Other current liabilities ............................................          148,424             41,442
                                                                                            -----------       ------------
                  Net cash used in operating activities ..............................       (5,053,474)        (8,505,532)

        Cash flows from investing activities:
          Purchase of property and equipment .........................................         (121,139)          (188,503)
          Proceeds from sale of marketable securities ................................             --            2,022,202
                                                                                            -----------       ------------
                  Net cash (used in) provided by investing activities ................         (121,139)         1,833,699

        Cash flows from financing activities:
          Proceeds from issuance of common stock, net of issuance costs ..............           76,893             96,467
          Proceeds from issuance of preferred stock, net of issuance costs ...........             --            6,447,166
          Proceeds from issuance of debt .............................................        4,000,000          8,652,515
          Proceeds from issuance of debt related warrants ............................             --              347,485
          Proceeds from issuance of short term debt ..................................        2,000,000               --
          Cash paid for debt issue costs .............................................       (1,012,923)          (655,030)
          Repayment of debt ..........................................................             --           (6,125,000)
          Repayment of promissory note ...............................................             --           (5,500,000)
                                                                                            -----------       ------------
                  Net cash provided by financing activities ..........................        5,063,970          3,263,603

        Net decrease in cash and cash equivalents ....................................         (110,643)        (3,408,230)
        Cash and cash equivalents, beginning of period ...............................        2,171,777         11,700,612
                                                                                            -----------       ------------
        Cash and cash equivalents, end of period .....................................      $ 2,061,134       $  8,292,382
                                                                                            ===========       ============


       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

     Ascent Pediatrics, Inc. ("Ascent" or the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, until July 9, 1997, the Company operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company completed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), pursuant to an Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement") between the Company and Upsher-Smith and subsequently commenced sales of the Feverall line of products. In October 1997, the Company also commenced sales of Pediamist nasal saline spray. During March 1998, the Company began marketing Duricef(R) (cefadroxil monohydrate) to pediatricians in the United States pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. The Company terminated this co-promotion agreement effective December 31, 1998. During February 1999, the Company began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company. During May 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States pursuant to a co-promotion agreement with King Pharmaceuticals, Inc.

     The Company has incurred net losses since its inception and expects to incur additional operating losses in the future as the Company continues its product development programs, builds its sales and marketing organization and introduces its products to the market. The Company is subject to a number of risks similar to other companies in the industry, including uncertainty of regulatory approval, rapid technological change, uncertainty of market acceptance of products, limited sales and marketing experience, competition from substitute products and larger companies, customers' reliance on third-party reimbursement, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-party manufacturers, distributors, collaborators and limited suppliers, product liability, and dependence on key individuals.

2.   BASIS OF PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended June 30, 1999 and

1998. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with current period presentation.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net Loss Per Common Share

     Options, warrants, preferred stock and debt to purchase or convert to 4,150,141 and 1,714,633 shares of common stock outstanding as of June 30, 1999 and 1998, respectively, were not included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

     Similarly, options and warrants to purchase or convert to 3,602,990 and 3,074,853 shares of common stock outstanding as of June 30, 1999 and 1998, respectively, were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

                                            June 30,    December 31,
                                              1999          1998
                                            --------      --------

        Raw materials ....................  $326,984      $248,434
        Work in process ..................    64,335          --
        Finished goods ...................   476,989       671,351
                                            --------      --------
             Total .......................  $868,308      $919,785
                                            ========      ========

5.   INTANGIBLE ASSETS

     Intangible assets consist of goodwill, patents, trademarks, and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company shall recognize an impairment loss as a charge to operations. If impaired, the intangible would be written down to the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period.

6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                June 30,    December 31,
                                                  1999         1998
                                               ----------   ----------

          Employee compensation expenses ....  $  837,926   $  762,664
          Advertising expenses ..............      35,103      183,509
          Legal and accounting expenses .....     115,503      114,441
          Selling fees and chargebacks ......     183,799      254,632
          Interest payable ..................     664,234      208,862
          Preferred stock dividend ..........     698,718      306,815
          Other .............................     507,826      375,102
                                               ----------   ----------
                   Total ....................  $3,043,109   $2,206,025
                                               ==========   ==========

7.   ALPHARMA STRATEGIC ALLIANCE

     On February 16, 1999, the Company entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"). This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma will loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance the Company's growth. In addition, the Company will obtain a call option to acquire all of its outstanding common stock and assign the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002, to purchase all of the Company's common stock then outstanding at a purchase price to be determined by a formula based on the Company's 2001 earnings. On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. The principal terms of the Alpharma note are set forth below.

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

     ALPHARMA SUPPLEMENTAL AGREEMENT. On July 1, 1999, the Company entered into a supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the supplemental agreement, the Company agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both the Company's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in the Company's internal operating plan, as updated from time to time. In addition, the Company may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement for the purposes set forth in the Company's internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by a newly-formed screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of ING Furman Selz. This screening committee was established for the purpose of approving any changes to the Company's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. The Company's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. The screening committee must act by unanimous approval prior to the approval and commercial launch of the Company's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

     CONSUMMATION OF STRATEGIC ALLIANCE. On July 23, 1999, following the approval by the Company's stockholders of certain resolutions relating to the strategic alliance with Alpharma, the Company consummated its strategic alliance with Alpharma. In connection with the closing, the Company borrowed an additional $1.5 million from Alpharma under the loan agreement and increased the outstanding principal on the existing note to $5.5 million. In addition, the Company consummated a merger with a wholly-owned subsidiary whereby the Company obtained a call option to acquire all of its outstanding common stock and assigned the option to Alpharma.

 SERIES G AMENDMENT. In connection with the Company's strategic alliance with Alpharma, on February 16, 1999, the Company entered into a second amendment to the May 1998 Series G Purchase Agreement, providing for, among other things, (a) the Company's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) subject to stockholder approval, the reduction in the exercise price of warrants to purchase 2,116,958 shares of common stock of the Company from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of common stock of the Company at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares of common stock. In addition, the Company entered into an amendment to a financial advisory services fee agreement with ING Furman Selz whereby the Company agreed to issue 150,000 shares of common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees. On July 23, 1999, following the approval by the Company's stockholders of the reduction in the exercise price of the warrants and the issuance of the additional shares of common stock to the Series G purchasers and ING Furman Selz, and in connection with the consummation of the Company's strategic alliance with Alpharma, the Company and the Series G purchasers consummated the transactions contemplated above.

     DEBT ISSUE COSTS. In connection with the Company's strategic alliance with Alpharma, the Company had incurred $1,077,000 in legal, accounting and consulting fees as of June 30, 1999. These fees have been capitalized on the balance sheet as debt issue costs and are being amortized over the life of the debt.

8.   ING FURMAN SELZ LOAN ARRANGEMENT

     On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principle amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. The obligation of the funds affiliated with ING Furman Selz to loan the Company the remaining $2.0 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent has or expects to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes and the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz will prevent or eliminate such stockholders' deficit or Alpharma agrees in writing that it will not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit.

     The Company has agreed that, if it borrows any portion of the additional $2.0 million, it will issue additional warrants to purchase shares of Ascent common stock to the funds affiliated with ING Furman Selz. The warrants will be exercisable for a number of shares of Ascent common stock equal to 1.5 shares for each additional $10.00 borrowed. All of the warrants the Company will issue under the third amendment will have an exercise price of $3.00 per share and will expire on July 1, 2006.

     The 7.5% convertible subordinated notes expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share in accordance with the terms of the May 1998 securities purchase agreement, as amended. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principle on the notes is payable in full on July 1, 2004.

9.   PEDIOTIC

     In April 1999, the Company entered into a one-year co-promotion agreement with King Pharmaceuticals, Inc., to begin marketing, in May 1999, Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States. As compensation for the Company's co-promotional efforts, King Pharmaceuticals has agreed to pay the Company a base fee with incremental revenue based on achieving certain goals above a specified amount. In the current period, the Company has recognized $313,000 as revenue earned from this agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Ascent is a drug development and marketing company focused exclusively on the pediatric market. Ascent commenced operations in March 1989 and prior to the quarter ended September

30, 1997 was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. Ascent introduced its first product, Feverall acetaminophen suppositories, during the quarter ended September 30, 1997 and its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997. During the quarter ended March 31, 1998, the Company began marketing Duricef(R) (cefadroxil monohydrate) to pediatricians in the United States pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. The Company terminated this co-promotion agreement effective December 31, 1998. During the quarter ended March 31, 1999, Ascent began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company. During the quarter ended June 30, 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States pursuant to a co-promotion agreement with King Pharmaceuticals, Inc.

     Ascent has incurred net losses since its inception and expects to incur additional operating losses at least through the first half of 2000 as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through June 30, 1999 of $57,848,000.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1998

     REVENUE: Ascent had total net revenue of $1,740,000 and $3,597,000 for the three and six months ended June 30, 1999, respectively, compared with total net revenue of $840,000 and $2,154,000 for the three and six months ended June 30, 1998, respectively. The increase in revenue of $900,000 for the three months ended June 30, 1999 was primarily attributable to co-promotional revenue of $1,235,000 due to the signing of a second co-promotion agreement during April 1999 offset by a decrease of $338,000 in Feverall(R) revenue due to lower sales volume. The increase in revenue of $1,443,000 for the six months ended June 30, 1999 was primarily attributable to co-promotional revenue of $1,850,000 due to the signing of two co-promotion agreements this year offset by a decrease of $434,000 in Feverall(R) revenue due to lower sales volume.

     COST OF PRODUCT SALES: Cost of product sales was $320,000 and $901,000 for the three and six months ended June 30, 1999, respectively, compared with $538,000 and $1,111,000 for the three and six months ended June 30, 1998, respectively. The decrease in cost of product sales of $218,000 for the three months ended June 30, 1999 was primarily the result of (i) a decrease of approximately $80,000 for the manufacturing cost associated with the production of the Feverall(R) due to a decrease in sales volume, (ii) a decrease of approximately $61,000 in manufacturing personnel costs due to a decrease in headcount, (iii) a decrease of approximately $67,000 in inventory net realizable value adjustments, and (iv) a decrease in raw material standard costs variances of $16,000. The decrease in cost of product sales of $210,000 for the six months ended June 30, 1999 was primarily the result of (i) a decrease of approximately $24,000 for the manufacturing cost associated with the production of the Feverall(R) due to a decrease in sales volume, (ii) a decrease of approximately $127,000 in manufacturing personnel costs due a reduction in headcount, (iii) a decrease of approximately $58,000 in inventory net realizable value adjustments, and (iv) a decrease in raw material standard costs variances of $13,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $3,727,000 and $7,641,000 for the three and six months ended June 30, 1999, respectively, compared with $3,210,000 and $6,752,000 for the three and six months ended June 30, 1998, respectively.

     Selling and marketing expenses were $2,814,000 and $5,878,000 for the three and six months ended June 30, 1999, respectively, compared with expenses of $2,313,000 and $5,026,000 for the three and six months ended June 30, 1998, respectively. The increase in selling and marketing expenses of $501,000 for the three months ended June 30, 1999 was primarily the result of an increase of $552,000 in personnel costs due to an increased number of sales representatives in order to increase the sales force's geographic coverage and to better meet the requirements of the Company's two co-promotion agreements. This was offset by a decrease in consulting expenses of $68,000 associated with the Company's election not to renew consulting arrangements that were in effect during the second quarter of 1998. The increase in selling and marketing expenses of $852,000 for the six months ended June 30, 1999 was primarily the result of an increase of $1,101,000 in personnel costs due to an increased number of sales representatives. This was offset by (i) a decrease in consulting expenses of $158,000 associated with the Company's election not to renew consulting arrangements that were in effect during the first six months of 1998, and (ii) a decrease of $117,000 in distribution expenses due to a decrease in sales volume.

     General and administrative expenses were $913,000 and $1,763,000 for the three and six months ended June 30, 1999, respectively, compared with $897,000 and $1,726,000 for the three and six months ended June 30, 1998, respectively. The increase of $37,000 for the six months ended June 30, 1999 was primarily attributable to an increase in recruiting expenses.

     RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $989,000 and $1,822,000 for the three and six months ended June 30, 1999, respectively, compared with $1,099,000 and $2,426,000 for the three and six months ended June 30, 1998, respectively. The decrease of $110,000 for the three months ended June 30, 1999 was primarily due to (i) $37,000 in reduced spending on the Primsol and Pediavent products' R&D programs due to the completion of clinical and biological studies of these products during the first quarter of 1998 and (ii) $62,000 in reduced legal/patent expenses. The decrease of $604,000 for the six months ended June 30, 1999 was primarily due to (i) $476,000 in reduced spending on the Primsol and Pediavent products' R&D programs due to the completion of clinical and biological studies of these products during the first half of 1998, (ii) $73,000 in reduced legal/patent expenses, and (iii) $51,000 in reduced personnel costs due to a reduction in the number of R&D personnel during the second half of 1998.

     INTEREST: Ascent had interest income of $16,000 and $42,000 for the three and six months ended June 30, 1999, respectively, compared with interest income of $58,000 and $217,000 for the three and months ended June 30, 1998, respectively. The decreases of $42,000 and $175,000 for the three and six months ended June 30, 1999, respectively, were primarily due to a lower average cash investment balance. Ascent had interest expense of $282,000 and $513,000 for the three and six months ended June 30, 1999, respectively, compared to $356,000 and $827,000 for the three and six months ended June 30, 1998, respectively. The decreases of $74,000 and $314,000 for the three and six months ended June 30, 1999, respectively, were the result of the issuance of subordinated notes in connection with the sale of shares of Ascent Series G preferred stock and the use of the proceeds of such issuance to repay the Triumph subordinated secured notes on June 1, 1998. The subordinated notes issued in connection with the shares of Ascent Series G preferred stock have a lower effective interest rate than the Triumph subordinated secured notes.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and, in 1997, an initial public offering of shares of common stock. As of June 30, 1999, Ascent had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock, approximately $19,696,000 (net of issuance costs and deferred charges) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock. In addition, in the second half of 1997, Ascent began shipping its first two products, Feverall(R) acetaminophen suppositories and Pediamist(R) nasal saline spray, in February 1999 began promoting Omnicef(R) pursuant to a promotion agreement with Warner-Lambert Company, and in May 1999 began promoting Pediotic(R) pursuant to a co-promotion agreement with King Pharmaceuticals, Inc.

     ALPHARMA STRATEGIC ALLIANCE. On July 23, 1999, Ascent consummated its strategic alliance with Alpharma. Under the strategic alliance, Ascent entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"), including a loan agreement under which Alpharma will loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth. In addition, Ascent obtained a call option to acquire all of its outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002, to purchase all of the Ascent common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2001 earnings. On February 19, 1999, Ascent borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. On July 23, 1999, Ascent borrowed an additional $1.5 million from Alpharma under the loan agreement and increased the outstanding principal on the existing note to $5.5 million.

     On July 1, 1999, the Company entered into a supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the supplemental agreement, the Company agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both the Company's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in the Company's internal operating plan, as updated from time to time. In addition, the Company may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement for the purposes set forth in the Company's internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by a newly-formed screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of ING Furman Selz. This screening committee was established for the purpose of approving any changes to the Company's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. The Company's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. The screening committee must act by unanimous approval prior to the approval and commercial launch of the Company's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

     In connection with the consummation of Ascent's strategic alliance with Alpharma, on July 23, 1999, Ascent consummated the transactions contemplated by the second amendment to the May 1998 securities purchase agreement with ING Furman Selz, including: (a) the exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in the original principal amount of $7.0 million in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the exercise of these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares. On July 23, 1999, in connection with these transactions, Ascent issued 150,000 shares of Ascent common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees pursuant to an amendment to a financial advisory services fee agreement with ING Furman Selz.

     ING FURMAN SELZ LOAN ARRANGEMENT. On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principle amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. The obligation of the funds affiliated with ING Furman Selz to loan the Company the remaining $2.0 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent has or expects to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes and the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz will prevent or eliminate such stockholders' deficit or Alpharma agrees in writing that it will not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit.

     The Company has agreed that, if it borrows any portion of the additional $2.0 million, it will issue additional warrants to purchase shares of Ascent common stock to the funds affiliated with ING Furman Selz. The warrants will be exercisable for a number of shares of Ascent common stock equal to 1.5 shares for each additional $10.00 borrowed. All of the warrants the Company will issue under the third amendment will have an exercise price of $3.00 per share and will expire on July 1, 2006.

     The 7.5% convertible subordinated notes expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share in accordance with the terms of the May 1998 securities purchase agreement, as amended. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principle on the notes is payable in full on July 1, 2004.

     FUTURE CAPITAL REQUIREMENTS. Ascent's business strategy requires a significant commitment of funds to engage in product and business acquisitions, to conduct clinical testing of potential products, to pursue regulatory approval of such products and to maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market. Ascent anticipates, based upon its current operating plan, that its existing capital resources, internally generated funds and the funds available for general corporate purposes from Alpharma under the loan agreement and from ING Furman Selz under the third amendment to the May 1998 securities purchase agreement, should satisfy its capital requirements for at least 12 months.

     If Ascent's business does not progress in accordance with its current operating plan, however, the Company may need to raise additional funds. Ascent's future capital requirements will depend on many factors, including whether Ascent receives marketing approval of its two lead products in development, Orapred Syrup, a liquid steroid for the treatment of inflammation, and Primsol Trimethoprim Solution, a prescription antibiotic for the treatment of ear infections in children, on a timely basis or at all, the costs and margins on sales of its products, the success of its commercialization activities and arrangements, particularly the level of product sales, its ability to acquire and successfully integrate businesses and products, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of Ascent to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the ability of Ascent to enter into and maintain its promotion agreements.

     In August 1999, the FDA issued a major deficiency letter to Ascent with respect to its Abbreviated New Drug Applications, or ANDAs, for Orapred. Based on discussions with the FDA regarding this letter, Ascent intends to submit a letter to the FDA requesting that the deficiency letter be reclassified as a minor deficiency letter. Even if the FDA agrees to reclassify the deficiency letter as a minor deficiency letter, Ascent expects that, based on the matters raised in the letter, marketing approval of Orapred will be received later than Ascent had previously expected. If the FDA does not agree to reclassify the deficiency letter into a minor deficiency letter, FDA approval of the marketing of Orapred will be delayed significantly longer.

     Additional financing may not be available to Ascent if the Company needs to raise additional funds, or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own or significantly scale back or terminate operations.

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

     During the third quarter of fiscal 1998, Ascent established an internal Year 2000 task force, comprised of employees and members of management, for the purpose of evaluating the Year 2000 compliance of its existing computer systems, software and operations infrastructure and any Year 2000 issues of third parties of business importance to Ascent. The goal of Ascent's Year 2000 task force is to minimize any disruptions to Ascent's business which could result from the Year 2000 problem and to minimize liabilities which Ascent might incur as a result of such disruptions. As of June 30, 1999, Ascent has completed its internal Year 2000 assessment.

Ascent anticipates that its remediation and testing efforts will be completed by September 30, 1999.

     Ascent has also initiated communications with its significant suppliers, including Upsher-Smith Laboratories, Inc. and Lyne Laboratories, and service providers and certain strategic customers to determine the extent to which such suppliers, providers or customers will be affected by any significant Year 2000 issues. As of June 30, 1999, Ascent has been notified that approximately fifty percent of its significant suppliers are Year 2000 compliant. Of the remaining significant suppliers, Ascent has been in regular contact regarding the suppliers' progress to determine the extent to which it may be affected by the failure of these third parties to address their own Year 2000 issues and may facilitate the coordination of Year 2000 solutions between Ascent and these third parties. Third parties of business importance to Ascent may not successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on Ascent's business, financial position, results of operations or cash flows.

     Ascent is funding the costs of its Year 2000 compliance efforts with cash flows from operations. Ascent does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon Ascent's business, financial position, results of operations or cash flows. Ascent does not expect that the costs of replacing or modifying computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by Ascent for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, Ascent attempts to obtain replacements that are Year 2000 compliant. For example, Ascent upgraded its financial accounting software and received written representations that the system was Year 2000 compliant. As of June 30, 1999, in addition to the costs that Ascent would have incurred in the ordinary course of replacing computer equipment and software, Ascent has incurred less than $5,000 for the replacement of computer equipment and software that was not Year 2000 compliant. Ascent expects to incur total costs of less than $25,000 to become Year 2000 compliant.

     Ascent does not presently believe that the Year 2000 issue will pose significant operational problems for the Company. However, if Ascent does not properly identify all Year 2000 issues, or the timeliness of assessment, remediation and testing are affected with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on Ascent's business, financial position, results of operations or cash flows or adversely affect Ascent's relationships with customers, suppliers or others.

     As of June 30, 1999, Ascent has completed its contingency plans for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by Ascent and certain third parties to achieve Year 2000 compliance on a timely basis. Ascent plans to spend approximately $62,000 to stockpile certain raw materials to prevent disruptions to its production schedule.

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

     In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated notes. At June 30, 1999, the fair market value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at June 30, 1999, which was not materially different from the quarter-end carrying value.

PART II.  OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

OTC BULLETIN BOARD

     Upon closing of the strategic alliance with Alpharma on July 23, 1999, Ascent merged with one of its subsidiaries and each share of Ascent common stock was converted into one depositary share, representing one share of Ascent common stock subject to a call option held by Alpharma and represented by a depositary receipt. The depositary shares are quoted and traded on the OTC Bulletin Board under the symbol "ASCTP." During a transitionary period from July 23, 1999 through August 9, 1999, the depositary shares were traded under a temporary symbol, "ASCZV."


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


                                     ASCENT PEDIATRICS, INC.

Date: August 12, 1999                By: /s/ ALAN R. FOX
                                     ---------------------------
                                     Alan R. Fox, President and
                                     Chief Executive Officer

                                  Exhibit Index


EXHIBIT NUMBER         DESCRIPTION

27                     Financial Data Schedule

99(1) Pages 37 through 47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference therein)



(1) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999.