Form 10-Q
period 1999-09-30
ASCENT PEDIATRICS INC
filed 1999-11-15
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 000-22347


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


                                      None
               -------------------------------------------------
                        (Former name, former address, and
                former fiscal year if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]

         Indicate number of shares outstanding of the registrant's Common Stock:
As of November 9, 1999, there were 9,643,883 depositary shares outstanding, each depositary share representing one share of common stock, $0.00004 par value per share, and represented by a depositary receipt.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1 - Unaudited Condensed Financial Statements

                  Unaudited Condensed Balance Sheets .......................   1

                  Unaudited Condensed Statements of Operations .............   2

                  Unaudited Statements of Comprehensive Loss ...............   2

                  Unaudited Condensed Statements of Cash Flows .............   3

                  Notes to Unaudited Condensed Financial Statements ........   4

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  10

         Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk...............................................  18

Part II. Other Information

         Item 2 - Changes in Securities and Use of Proceeds.................  18

         Item 4 - Submission of Matters to a Vote of Security Holders.......  20

         Item 5 - Other Information OTC Bulletin Board......................  21

         Item 6 - Exhibits and Reports on Form 8-K .........................  21

Signature ..................................................................  22

Exhibit Index ..............................................................  23

PART I. FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED FINANCIAL STATEMENTS


                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1999            1998
                                                                     ------------     ------------
                                      ASSETS
Current assets
   Cash and cash equivalents .....................................   $    106,628     $  2,171,777
   Accounts receivable, net ......................................      1,657,773          918,307
   Inventory .....................................................        761,329          919,785
   Other current assets ..........................................        321,677          274,983
                                                                     ------------     ------------
      Total current assets .......................................      2,847,407        4,284,852
Fixed assets, net ................................................        608,975          730,894
Debt issue costs, net ............................................      1,381,128          606,092
Intangibles, net .................................................     10,022,477       10,523,789
Deferred charges .................................................             --           63,760
Other assets .....................................................         50,236           91,543
                                                                     ------------     ------------
        Total assets .............................................   $ 14,910,223     $ 16,300,930
                                                                     ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable ..............................................   $  2,039,964     $  1,510,193
   Accrued expenses ..............................................      2,287,178        2,206,025
   Other current liabilities .....................................        366,693          100,218
                                                                     ------------     ------------
      Total current liabilities ..................................      4,693,835        3,816,436
Subordinated secured notes .......................................     16,992,876        8,681,474
                                                                     ------------     ------------
        Total liabilities ........................................     21,686,711       12,497,910

Stockholders' equity (deficit)
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized; 0 and 7,000 shares, designated as
      Series G convertible exchangeable preferred stock,
      issued and outstanding at September 30, 1999 and
      December 31, 1998, respectively (liquidation
      preference of $7,000,000 at December 31, 1998) .............             --        6,461,251
   Common stock, $.00004 par value; 60,000,000 shares
      authorized; 9,637,915 and 6,975,921 shares issued
      and outstanding at September 30, 1999 and
      December 31, 1998, respectively ............................            385              279
   Additional paid-in capital ....................................     55,662,874       47,951,271
   Accumulated deficit ...........................................    (62,439,747)     (50,609,781)
                                                                     ------------     ------------
      Total stockholders' equity (deficit) .......................     (6,776,488)       3,803,020
                                                                     ------------     ------------
      Total liabilities and stockholders' equity (deficit) .......   $ 14,910,223     $ 16,300,930
                                                                     ============     ============



       See accompanying notes to unaudited condensed financial statements

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------     ------------------------------
                                                        1999                1998            1999               1998
                                                    -----------         -----------     ------------      ------------

Product revenue, net .............................  $   644,913         $   979,211     $  2,391,771      $  3,133,431
Co-promotional revenue ...........................    1,235,000              22,283        3,085,000            22,283
                                                    -----------         -----------     ------------      ------------
Total net revenue ................................    1,879,913           1,001,494        5,476,771         3,155,714
Costs and expenses
     Cost of product sales .......................      404,434             525,206        1,305,861         1,636,549
     Selling, general and administrative .........    4,576,436           3,423,012       12,217,188        10,174,813
     Research and development ....................    1,137,118             902,685        2,958,765         3,329,093
                                                    -----------         -----------     ------------      ------------
     Total costs and expenses ....................    6,117,988           4,850,903       16,481,814        15,140,455
          Loss from operations ...................   (4,238,075)         (3,849,409)     (11,005,043)      (11,984,741)
Interest income ..................................       15,256             103,383           56,985           320,646
Interest expense .................................     (368,444)           (192,411)        (881,908)       (1,019,760)
                                                    -----------         -----------     ------------      ------------
          Net loss before extraordinary items ....   (4,591,263)         (3,938,437)     (11,829,966)      (12,683,855)
Extraordinary items - loss on early
   extinguishment of debt ........................           --                  --               --         1,166,463
                                                    -----------         -----------     ------------      ------------
          Net loss ...............................   (4,591,263)         (3,938,437)     (11,829,966)      (13,850,318)
Preferred stock dividend .........................       52,888             192,501          444,791           256,668
                                                    -----------         -----------     ------------      ------------
          Net loss to common stockholders ........  $(4,644,151)        $(4,130,938)    $(12,274,757)     $(14,106,986)
                                                    ===========         ===========     ============      ============
Results per common share:
    Historical - basic and diluted:
          Net loss before extraordinary items ....  $     (0.51)        $     (0.56)    $      (1.54)     $      (1.83)
                                                    ===========         ===========     ============      ============
          Extraordinary items ....................  $        --         $        --     $         --      $      (0.17)
                                                    ===========         ===========     ============      ============
          Net loss ...............................  $     (0.51)        $     (0.56)    $      (1.54)     $      (2.00)
                                                    ===========         ===========     ============      ============
          Preferred stock dividend ...............  $     (0.01)        $     (0.03)    $      (0.06)     $      (0.04)
                                                    ===========         ===========     ============      ============
          Net loss to common stockholders ........  $     (0.52)        $     (0.59)    $      (1.60)     $      (2.04)
                                                    ===========         ===========     ============      ============
Weighted average shares outstanding - basic
   and diluted ...................................    9,008,592           6,952,377        7,689,268         6,928,141
                                                    ===========         ===========     ============      ============

                                       UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS

                                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------     ------------------------------
                                                       1999                1998            1999               1998
                                                    -----------         -----------     ------------      ------------

Net loss .........................................  $(4,591,263)        $(3,938,437)    $(11,829,966)     $(13,850,318)
Unrealized gain (loss) on securities .............           --               4,282               --            (1,116)
                                                    -----------         -----------     ------------      ------------
Comprehensive loss ...............................  $(4,591,263)        $(3,934,155)    $(11,829,966)     $(13,851,434)
                                                    ===========         ===========     ============      ============




       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ------------------------------
                                                                                 1999              1998
                                                                             ------------      ------------
Cash flows from operating activities:

     Net loss .............................................................  $(11,829,966)     $(13,850,318)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization ...................................       893,679         1,509,952
          Non-cash interest expense .......................................        54,451           547,884
          Non-cash extraordinary items ....................................            --         1,166,463
          Provision for bad debts .........................................        11,397           143,689
          Changes in operating assets and liabilities:
              Accounts receivable .........................................      (750,864)          (45,638)
              Inventory ...................................................       158,456           (84,093)
              Other assets ................................................        (5,387)         (189,468)
              Accounts payable ............................................       529,771          (669,247)
              Accrued expenses ............................................        (9,999)          520,762
              Other current liabilities ...................................       266,475           (10,941)
                                                                             ------------      ------------
                   Net cash used in operating activities ..................   (10,681,987)      (10,960,955)

Cash flows from investing activities:
     Purchase of property and equipment ...................................      (171,139)         (274,217)
     Proceeds from sale of marketable securities ..........................            --         2,526,784
                                                                             ------------      ------------
                   Net cash (used in) provided by investing activities ....      (171,139)        2,252,567

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs ........     1,202,731           175,599
     Proceeds from issuance of preferred stock, net of issuance costs .....            --         6,461,251
     Proceeds from issuance of debt .......................................     8,804,495         8,652,515
     Proceeds from issuance of debt related warrants ......................       195,505           322,997
     Cash paid for debt issue costs .......................................    (1,271,217)       (1,257,232)
     Payment of preferred stock dividends .................................      (143,537)               --
     Repayment of debt ....................................................            --        (6,125,000)
     Repayment of promissory note .........................................            --        (5,500,000)
                                                                             ------------      ------------
                    Net cash provided by financing activities .............     8,787,977         2,730,130

Net decrease in cash and cash equivalents .................................    (2,065,149)       (5,978,258)
Cash and cash equivalents, beginning of period ............................     2,171,777        11,700,612
                                                                             ------------      ------------
Cash and cash equivalents, end of period ..................................  $    106,628      $  5,722,354
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

2.       BASIS OF PRESENTATION

         The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended September 30, 1999 and 1998. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with current period presentation.

         On July 23, 1999, the Company consummated a merger with a wholly-owned subsidiary pursuant to which each share of common stock of the Company was converted into one depositary share (each, a "Depositary Share"), representing one share of common stock, subject to a call option, and represented by a depositary receipt. As used in these financial statements, the terms "Common Stock" and "common shares" includes the Depositary Shares and the term "common stockholders" includes the holders of Depositary Shares for all periods from and after July 23, 1999.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Net Loss Per Common Share

         Options, warrants, preferred stock and debt to purchase or convert to 946,607 and 2,039,656 shares of common stock outstanding as of September 30, 1999 and 1998, respectively, were not included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

         Similarly, options and warrants to purchase or convert to 4,631,947 and 1,822,974 shares of common stock outstanding as of September 30, 1999 and 1998, respectively, were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

4.       INVENTORIES

         Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:

                                                     September 30,  December 31,
                                                         1999          1998
                                                     ------------   -----------

         Raw materials .............................   $303,150       $248,434
         Work in process ...........................    112,867             --
         Finished goods ............................    345,312        671,351
                                                       --------       --------
                  Total ............................   $761,329       $919,785
                                                       ========       ========

5.       INTANGIBLE ASSETS

         Intangible assets consist of goodwill, patents, trademarks and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss as a charge to operations. If impaired, the intangible asset would be written down to the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period.

6.       ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                     September 30,   December 31,
                                                         1999           1998
                                                     -----------     -----------

         Employee compensation expenses.............  $  583,468     $  762,664
         Advertising expenses.......................          --        183,509
         Legal and accounting expenses..............      75,150        114,441
         Selling fees and chargebacks...............     111,491        254,632
         Interest payable...........................     563,144        208,862
         Preferred stock dividend...................     397,915        306,815
         Research and development...................     246,824         25,000
         Other......................................     309,186        350,102
                                                      ----------     ----------
                  Total.............................  $2,287,178     $2,206,025
                                                      ==========     ==========

7.       ALPHARMA STRATEGIC ALLIANCE

         On February 16, 1999, the Company entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"). This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma agreed to loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance the Company's growth.

         On July 23, 1999, following the approval by the Company's stockholders of certain resolutions relating to the strategic alliance with Alpharma, the Company consummated its strategic alliance with Alpharma. In connection with this closing, the Company obtained a call option to acquire all of its outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002 (extended, subject to stockholder approval, to 2003 pursuant to the second supplemental agreement described below), to purchase all of the Company's common stock then outstanding at a purchase price to be determined by a formula based on the Company's 2001 earnings (extended, subject to stockholder approval, to the Company's 2002 earnings pursuant to the second supplemental agreement described below). In connection with the closing of these transactions, the Company consummated a merger with a wholly-owned subsidiary pursuant to which each share of common stock of the Company was converted into one depositary share, representing one share of common stock, subject to Alpharma's call option, and represented by a depositary receipt.

         On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of
up to $40.0 million. On July 26, 1999, in connection with the closing of the strategic alliance with Alpharma, the Company borrowed an additional $1.5 million from Alpharma under the loan agreement. In addition, on August 31, 1999, the Company borrowed $1.5 million from Alpharma under the loan agreement and increased the outstanding principal on the existing note to $7.0 million. The principal terms of the Alpharma note are set forth below.

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

         PREPAYMENT. On or before June 30, 2001, the Company may repay all or a portion of the outstanding principal amount due under the note. The Company may re-borrow any repaid amounts on or before December 31, 2001. At any time after the expiration or termination of the call option and on or before December 31, 2002 (extended, subject to stockholder approval, to December 31, 2003 pursuant to the second supplemental agreement described below), the Company may prepay all of the outstanding principal amount under the note, together with any accrued and unpaid interest, if it also pays a conversion termination fee equal to 25% of the principal amount of the note outstanding as of December 31, 2001. The Company may not otherwise prepay the note. Following a change in control of the Company, Alpharma may require the Company to repay all outstanding principal and interest under the note.

         CONVERSION. Alpharma may convert all or a portion of the then outstanding principal amount of the note into common stock of the Company on one occasion after a change in control of the Company and at any time after December 31, 2002 at a conversion price of $7.125 per share (subject to adjustment). After January 1, 2003 and on or before February 28, 2003, Alpharma may cause the Company to borrow all remaining amounts available under the loan agreement (increasing the principal amount of the note to $40.0 million), but only if Alpharma converts all of the principal amount of the note into common stock of the Company within three business days after the increase. On October 15, 1999, pursuant to the second supplemental agreement described below, the Company and Alpharma agreed, subject to stockholder approval, to change the foregoing dates to December 31, 2003, January 1, 2004 and February 28, 2004, respectively.

         ALPHARMA FIRST SUPPLEMENTAL AGREEMENT. On July 1, 1999, the Company entered into a supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the supplemental agreement, the Company agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both the Company's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in the Company's internal operating plan, as updated from time to time. In addition, the Company may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement for the purposes set forth in the Company's internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by a newly-formed screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of ING Furman Selz. This screening committee was established for the purpose of approving any changes to the Company's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. The Company's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. The screening committee must act by unanimous approval prior to the approval and commercial launch of the Company's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

         ALPHARMA SECOND SUPPLEMENTAL AGREEMENT. On October 15, 1999, the Company entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the second supplemental agreement, the Company agreed, among other things, to extend by 12 months the exercise period of Alpharma's call option to the first half of year 2003, to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002 and to modify certain conditions on Ascent's access to funds under the loan agreement relating to the granting of a security interest in any business or product acquired by the Company using such funds and to the performance by the Company and the funds affiliated with ING Furman Selz of their respective obligations under the fourth amendment to the May 1998 securities purchase agreement described below. In addition, the Company agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option is subject to the approval of Ascent's stockholders which Ascent expects to seek at the next annual meeting of its stockholders.

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

         DEBT ISSUE COSTS. In connection with the Company's strategic alliance with Alpharma, the Company had incurred $1,335,000 in legal, accounting and consulting fees as of September 30, 1999. These fees have been capitalized on the balance sheet as debt issue costs and are being amortized over the life of the debt.

8.       ING FURMAN SELZ LOAN ARRANGEMENTS

         $4.0 MILLION FACILITY. On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. The obligation of the funds affiliated with ING Furman Selz to loan the Company the remaining $2.0 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent has or expects to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes and the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz will prevent or eliminate such stockholders' deficit or Alpharma agrees in writing that it will not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit.

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

         $10.0 MILLION FACILITY. On October 15, 1999, the Company and the Series G purchasers entered into a fourth amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to an additional $10.0 million. Upon executing the fourth amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 Ascent depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz. The obligation of the funds affiliated with ING Furman Selz to loan the Company the $10.0 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of certain conditions. The Company has agreed to issue warrants to purchase up to an additional 4,000,000 Ascent depositary shares in connection with borrowings under this credit facility. All of the warrants the Company will issue under the fourth amendment will have an exercise price of $3.00 per share and will expire on October 15, 2006. The Company has agreed that, to the extent it grants Alpharma a security interest in products or businesses acquired by the Company using funds borrowed under the Alpharma loan agreement, the Company will grant a junior security interest in such assets to the funds affiliated with ING Furman Selz to secure the Company's indebtedness under the $10.0 million credit facility.

         PAYMENT OF PRINCIPAL AND INTEREST; CONVERSION. The 7.5% convertible subordinated notes issued pursuant to the third amendment and the fourth amendment expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share in accordance with the terms of the May 1998 securities purchase agreement, as amended. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

9.       PEDIOTIC

         In April 1999, the Company entered into a one-year co-promotion agreement with King Pharmaceuticals, Inc., to begin marketing, in May 1999, Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States. As compensation for the Company's co-promotional efforts, King Pharmaceuticals has agreed to pay the Company a base fee with incremental revenue based on achieving certain goals above a specified amount. The Company has recognized $312,000 and $625,000 as revenue earned from this agreement for the three and nine months ended September 30, 1999.

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

         Ascent has incurred net losses since its inception and expects to incur additional operating losses at least through the year 2000 as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through September 30, 1999 of $62,440,000.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE: Ascent had total net revenue of $1,880,000 and $5,477,000 for the three and nine months ended September 30, 1999, respectively, compared with total net revenue of $1,001,000 and $3,156,000 for the three and nine months ended September 30, 1998, respectively. The increase in revenue of $879,000 for the three months ended September 30, 1999 was primarily attributable to an increase in co-promotional revenue of $1,213,000 offset by a decrease of $301,000 in Feverall(R) revenue due to lower sales volume. The increase in revenue of $2,321,000 for the nine months ended September 30, 1999 was primarily attributable to an increase in co-promotional revenue of $3,063,000 due to the signing of two co-promotion agreements this year offset by a decrease of $736,000 in Feverall(R) revenue due to lower sales volume.

         COST OF PRODUCT SALES: Cost of product sales was $404,000 and $1,306,000 for the three and nine months ended September 30, 1999, respectively, compared with $525,000 and $1,637,000 for the three and nine months ended September 30, 1998, respectively. The decrease in cost of product sales of $121,000 for the three months ended September 30, 1999 was primarily the result of (i) a decrease of $100,000 for the manufacturing cost associated with the production of the Feverall(R) due to a decrease in sales volume, and (ii) a decrease of approximately $27,000 in manufacturing personnel costs due to a decrease in headcount. The decrease in cost of product sales of $331,000 for the nine months ended September 30, 1999 was primarily the result of (i) a decrease of $133,000 for the manufacturing cost associated with the production of the Feverall(R) due to a decrease in sales volume, (ii) a decrease of approximately $106,000 in manufacturing personnel costs due a reduction in headcount, and
(iii) a decrease of approximately $61,000 in inventory net realizable value adjustments.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $4,576,000 and $12,217,000 for the three and nine months ended September 30, 1999, respectively, compared with $3,423,000 and $10,175,000 for the three and nine months ended September 30, 1998, respectively.

         Selling and marketing expenses were $2,748,000 and $8,625,000 for the three and nine months ended September 30, 1999, respectively, compared with expenses of $2,300,000 and $7,326,000 for the three and nine months ended September 30, 1998, respectively. The increase in selling and marketing expenses of $448,000 for the three months ended September 30, 1999 was primarily the result of increases of (i) $317,000 in personnel costs due to an increased number of sales representatives, (ii) $81,000 in samples and selling materials, and (iii) $49,000 in administrative expense for sample accountability tracking. The increase in selling and marketing expenses of $1,299,000 for the nine months ended September 30, 1999 was primarily the result of an increase of $1,250,000 in personnel costs due to an increased number of sales representatives.

General and administrative expenses were $1,828,000 and $3,592,000 for the three and nine months ended September 30, 1999, respectively, compared with $1,123,000 and $2,849,000 for the three and nine months ended September 30, 1998, respectively. The increase of $705,000 for the three months ended September 30, 1999 was primarily attributable to an increase of $981,000 for the termination of an advisory services agreement offset by decreases of (i) $208,000 in personnel expenses due to a decrease in headcount, and (ii) $29,000 for legal, accounting and investor relations expenses. The increase of $743,000 for the nine months ended September 30, 1999 was primarily attributable to an increase of $1,044,000 due to an advisory services agreement that was terminated during the three months ended September 30, 1999. This was offset by decreases of (i) $128,000 in personnel expenses due to a decrease in headcount, (ii) $93,000 for legal, accounting and investor relations expenses, and (iii) $43,000 for amortization of debt issue costs due to the cancellation of debt as part of the second amendment to the May 1998 Series G Purchase Agreement.

         RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $1,137,000 and $2,959,000 for the three and nine months ended September 30, 1999, respectively, compared with $903,000 and $3,329,000 for the three and nine months ended September 30, 1998, respectively. The increase of $234,000 for the three months ended September 30, 1999 was primarily attributable to (i) $70,000 in increased personnel costs due to an increase in headcount, and (ii) $157,000 in increased spending on the Orapred and Acetaminophen Extended Release products' R&D programs. The decrease of $370,000 for the nine months ended September 30, 1999 was primarily attributable to (i) $484,000 in reduced spending on the Primsol and Pediavent products' R&D programs due to the completion of clinical and biological studies of these products during the first half of 1998, and (ii) $88,000 in reduced legal/patent expenses and these decreases were offset by $207,000 in increased spending on the Orapred and Acetaminophen Extended Release products' R&D programs.

         INTEREST: Ascent had interest income of $15,000 and $57,000 for the three and nine months ended September 30, 1999, respectively, compared with interest income of $103,000 and $321,000 for the three and nine months ended September 30, 1998, respectively. The decreases of $88,000 and $264,000 for the three and nine months ended September 30, 1999, respectively, were primarily due to a lower average cash investment balance. Ascent had interest expense of $368,000 and $882,000 for the three and nine months ended September 30, 1999, respectively, compared to $192,000 and $1,020,000 for the three and nine months ended September 30, 1998, respectively. The increase of $176,000 for the three months ended September 30, 1999 was primarily attributable to the additional subordinated notes issued during the period. The decrease of $138,000 for the nine months ended September 30, 1999 was the result of the issuance of subordinated notes in connection with the sale of shares of Ascent Series G preferred stock and the use of the proceeds of such issuance to repay the Triumph subordinated secured notes on June 1, 1998. The subordinated notes issued in connection with the shares of Ascent Series G preferred stock have a lower effective interest rate than the Triumph subordinated secured notes.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and, in 1997, an initial public offering of shares of common stock. As of September 30, 1999, Ascent had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock, approximately $24,408,000 (net of issuance costs and deferred charges) from the issuance of subordinated secured notes and related warrants and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock. In addition, in the second half of 1997, Ascent began shipping its first two products, Feverall(R) acetaminophen suppositories and Pediamist(R) nasal saline spray, in February 1999 began promoting Omnicef(R) pursuant to a promotion agreement with Warner-Lambert Company, and in May 1999 began promoting Pediotic(R) pursuant to a co-promotion agreement with King Pharmaceuticals, Inc.

         ALPHARMA STRATEGIC ALLIANCE. On July 23, 1999, Ascent consummated its strategic alliance with Alpharma. Under the strategic alliance, Ascent entered into a series of agreements with Alpharma Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"), including a loan agreement under which Alpharma agreed to loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth. In addition, Ascent obtained a call option to acquire all of its outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002 (extended subject to stockholder approval, to 2003 pursuant to the second supplemental agreement described below), to purchase all of the Ascent common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2001 earnings (extended, subject to stockholder approval, to the Company's 2002 earnings pursuant to the second supplemental agreement described below).

         On February 19, 1999, Ascent borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. On July 26, 1999, Ascent borrowed an additional $1.5 million from Alpharma under the loan agreement and increased the outstanding principal on the existing note to $5.5 million. In addition, on August 31, 1999, the Company borrowed $1.5 million from Alpharma under the loan agreement and increased the outstanding principal on the existing note to $7.0 million.

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

         On October 15, 1999, the Company entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the second supplemental agreement, the Company agreed, among other things, to extend by 12 months the exercise period of Alpharma's call option to the first half of year 2003, to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002 and to modify certain conditions on Ascent's access to funds under the loan agreement relating to the granting of a security interest in any business or product acquired by the Company using such funds and to the performance by the Company and the funds affiliated with ING Furman Selz of their respective obligations under the fourth amendment to the May 1998 securities purchase agreement described below. In addition, the Company agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option is subject to the approval of Ascent's stockholders which Ascent expects to seek at the next annual meeting of its stockholders.

ING FURMAN SELZ LOAN ARRANGEMENTS.

     $4.0 MILLION FACILITY. On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the

$2.0 million of 7.5% demand promissory notes issued on June 30, 1999. The obligation of the funds affiliated with ING Furman Selz to loan the Company the remaining $2.0 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent has or expects to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes and the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz will prevent or eliminate such stockholders' deficit or Alpharma agrees in writing that it will not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit.

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

         $10.0 MILLION FACILITY. On October 15, 1999, the Company and the Series G purchasers entered into a fourth amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to an additional $10.0 million. Upon executing the fourth amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 Ascent depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz. The obligation of the funds affiliated with ING Furman Selz to loan the Company the $10.0 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of certain conditions. The Company has agreed to issue warrants to purchase up to an additional 4,000,000 Ascent depositary shares in connection with borrowings under this credit facility. All of the warrants the Company will issue under the fourth amendment will have an exercise price of $3.00 per share and will expire on October 15, 2006. The Company has agreed that, to the extent it grants Alpharma a security interest in products or businesses acquired by the Company using funds borrowed under the Alpharma loan agreement, the Company will grant a junior security interest in such assets to the funds affiliated with ING Furman Selz to secure the Company's indebtedness under the $10.0 million credit facility.

         PAYMENT OF PRINCIPAL AND INTEREST; CONVERSION. The 7.5% convertible subordinated notes expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share in accordance with the terms of the May 1998 securities purchase agreement, as amended. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

         FUTURE CAPITAL REQUIREMENTS. Ascent's business strategy requires a significant commitment of funds to engage in product and business acquisitions, to conduct clinical testing of potential products, to pursue regulatory approval of such products and to maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market. Ascent anticipates, based upon its current operating plan, that its existing capital resources, internally generated funds and the funds available for general corporate purposes from Alpharma under the loan agreement and from ING Furman Selz under the third and fourth amendments to the May 1998 securities purchase agreement, should satisfy its capital requirements for at least 12 months. If Ascent's business does not progress in accordance with its current operating plan, however, the Company may need to raise additional funds. Ascent's future capital requirements will depend on many factors, including whether Ascent receives marketing approval of its two lead products in development, Orapred Syrup, a liquid steroid for the treatment of inflammation, and Primsol Trimethoprim Solution, a prescription antibiotic for the treatment of ear infections in children, on a timely basis or at all, the costs and margins on sales of its products, the success of its commercialization activities and arrangements, particularly the level of product sales, its ability to acquire and successfully integrate businesses and products, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of Ascent to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the ability of Ascent to enter into and maintain its promotion agreements. In August 1999, the FDA issued a major deficiency letter to Ascent with respect to its Abbreviated New Drug Applications, or ANDAs, for Orapred. Based on discussions with the FDA regarding this letter, on September 9, 1999, the FDA notified Ascent that it had reclassified this letter as a minor deficiency letter. Even though the FDA has agreed to reclassify the deficiency letter as a minor deficiency letter, Ascent expects that, based on the matters raised in the letter, marketing approval of Orapred will be received later than Ascent had previously expected, if at all. Additional financing may not be available to Ascent if the Company needs to raise additional funds, or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own or significantly scale back or terminate operations.

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

         During the third quarter of fiscal 1998, Ascent established an internal Year 2000 task force, comprised of employees and members of management, for the purpose of evaluating the Year 2000 compliance of its existing computer systems, software and operations infrastructure and any Year 2000 issues of third parties of business importance to Ascent. The goal of Ascent's

Year 2000 task force is to minimize any disruptions to Ascent's business which could result from the Year 2000 problem and to minimize liabilities which Ascent might incur as a result of such disruptions. As of September 30, 1999, Ascent had completed its internal Year 2000 assessment and its remediation and testing efforts.

         Ascent has also initiated communications with its significant suppliers, including Upsher-Smith Laboratories, Inc. and Lyne Laboratories, and service providers and certain strategic customers to determine the extent to which such suppliers, providers or customers will be affected by any significant Year 2000 issues. As of September 30, 1999, Ascent has been notified that approximately sixty-five percent of its significant suppliers are Year 2000 compliant. Of the remaining significant suppliers, Ascent has been in regular contact regarding the suppliers' progress to determine the extent to which it may be affected by the failure of these third parties to address their own Year 2000 issues and may facilitate the coordination of Year 2000 solutions between Ascent and these third parties. Third parties of business importance to Ascent may not successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on Ascent's business, financial position, results of operations or cash flows.

         Ascent is funding the costs of its Year 2000 compliance efforts with cash flows from operations. Ascent does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon Ascent's business, financial position, results of operations or cash flows. Ascent does not expect that the costs of replacing or modifying computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by Ascent for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, Ascent attempts to obtain replacements that are Year 2000 compliant. As of September 30, 1999, in addition to the costs that Ascent would have incurred in the ordinary course of replacing computer equipment and software, Ascent has incurred less than $10,000 for the replacement of computer equipment and software that was not Year 2000 compliant. Ascent expects to incur total costs of less than $25,000 to become Year 2000 compliant.

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

         As of September 30, 1999, Ascent had completed its contingency plans for dealing with the operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by Ascent and certain third parties to achieve Year 2000 compliance on a timely basis. Ascent plans to spend approximately $62,000 to stockpile certain raw materials to prevent disruptions to its production schedule.

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

         In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated notes. At September 30, 1999, the fair market value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at September 30, 1999, which was not materially different from the quarter-end carrying value.

PART II.  OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 23, 1999, the Company consummated a merger with a wholly-owned subsidiary pursuant to which each share of Common Stock of the Company was converted into one depositary share, representing one share of common stock, subject to a call option, and represented by a depositary receipt. The holders of depositary shares on the record date for any vote of the holders of Ascent common stock are entitled to instruct the depositary in writing as to the exercise of the voting rights pertaining to this number of shares of Ascent common stock represented by their respective depositary shares. Upon the liquidation, dissolution or winding up of Ascent, the holders of depositary shares will be entitled to receive ratably the net assets of Ascent available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. Any dividends declared on the depositary shares will be distributed to the record holders of depositary shares in proportion to the number of depositary shares owned by the holders thereof.

         On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and canceled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. The 7.5% convertible subordinated notes expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On July 23, 1999, the Company consummated the transactions contemplated by the second amendment to the May 1998 securities purchase agreement with ING Furman Selz, including: (a) the exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in the original principal amount of $7.0 million in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the exercise of these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares. On July 23, 1999, in connection with these transactions, Ascent issued 150,000 shares of Ascent common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees pursuant to an amendment to a financial advisory services fee agreement with ING Furman Selz. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On October 15, 1999, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 Ascent depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz. The 7.5% convertible subordinated notes expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on July 23, 1999, the following proposals were adopted by the vote specified below:

         (a) Approval and adoption of an Agreement and Plan of Merger (including the related agreements attached as exhibits) dated as of February 16, 1999 by and between the Company and Bird Merger Corporation, a wholly-owned subsidiary of the Company.

                                                                        Broker
                       For          Against          Abstain           Non-Votes
                       ---          -------          -------           ---------
                    5,866,551       19,450           27,067            1,972,336

         (b) Approval of the reduction in the exercise price from $4.75 per share to $3.00 per share of warrants to purchase an aggregate of 2,116,958 shares of Ascent common stock, the sale and issuance to the holders of these warrants of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and the issuance to an affiliate of some of these holders of 150,000 shares of Ascent common stock in lieu of the payment of certain financial advisory fees.

                                                                        Broker
                       For          Against          Abstain           Non-Votes
                       ---          -------          -------           ---------
                    5,840,410       60,741            1,917            1,972,336

         (c)      The election of the following Class II directors:

                                                              Withheld
                                         For                  Authority
                                         ---                  ---------

                  Alan R. Fox         7,872,953                 12,451
                  Robert E. Baldini   7,871,844                 13,560
                  James L. Luikart    7,871,844                 13,560

                  In addition, the following directors' terms in office continued after the Annual Meeting: Raymond F. Baddour, Sc.D., Emmett Clemente, Ph.D., Michael J.F. DuCros, Andre Lamotte, Sc.D., and Lee J. Schroeder. On February 19, 1999, Terrance McGuire resigned as a director, and on July 23, 1999, Michael J.F. DuCros resigned as a director. On July 23, 1999, in connection with the consummation of the strategic alliance with Alpharma, Thomas L. Anderson, a representative of Alpharma, and Nicholas Daraviras, a representative of Furman Selz Investments, were appointed to the Board of Directors to fill these vacancies.

         (d)      Adoption of the Company's 1999 Stock Incentive Plan

                                                                        Broker
                       For          Against          Abstain           Non-Votes
                       ---          -------          -------           ---------
                    5,700,449       208,639           3,980            1,972,336

         (e)      Ratification of Selection of Independent Auditors

                                                                        Broker
                       For          Against          Abstain           Non-Votes
                       ---          -------          -------           ---------
                    7,880,967        2,550            1,487               400


ITEM 5 - OTHER INFORMATION

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  See the Exhibit Index on Page 23 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

         b)       Reports on Form 8-K


                  1. On July 2, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company had rescheduled its annual stockholder meeting from July 7, 1999 to July 23, 1999.

                  2. On July 27, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that, on July 23, 1999, (i) the Company had completed its strategic alliance with Alpharma Inc., (ii) the Company had completed the transactions contemplated by the third amendment to the May 1998 securities purchase agreement and (iii) the Company had consummated a merger with a wholly-owned subsidiary pursuant to which each share of common stock of the Company was converted into one depositary share (each, a "Depositary Share"), representing one share of common stock, subject to a call option, and represented by a depositary receipt.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ASCENT PEDIATRICS, INC.


Date: November 15, 1999             BY: /s/ Eliot M. Lurier
                                        ----------------------------------------
                                        Eliot M. Lurier, Chief Financial Officer

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