Form 10-K
period 1999-12-31
ASCENT PEDIATRICS INC
filed 2000-03-30
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

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

Securities Registered Pursuant to Section 12(b) of the Act:
                 None
Securities Registered Pursuant to Section 12(g) of the Act:
                 Depositary Shares, each representing one share of
                     Common Stock, par value $.00004 per share, subject to a call option and represented by a depositary receipt.
                 Common Stock, $.00004 par value
                          (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,584,685 based on the last reported sale price of the Depositary Shares of the registrant on March 22, 2000. As of March 22, 2000, there were 9,667,158 Depositary Shares outstanding, each representing one share of Common Stock, par value $.0004 per share, of the registrant and represented by a depositary receipt.

                                     PART I

ITEM 1.   BUSINESS

We are engaged in the development and marketing of pharmaceuticals for use in the treatment of common pediatric illnesses. We introduced our first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, to the market in the second half of 1997. We introduced Primsol trimethoprim solution, a prescription antibiotic, to the market in February 2000. We are also developing Orapred Syrup, a liquid steroid for the treatment of inflammation, including inflammation resulting from respiratory conditions, which we expect to introduce to the market in 2000, subject to FDA approval.

In 1999, our sales force promoted Omnicef(R) (cefdinir), a broad-spectrum cephalosporin antibiotic marketed by Warner-Lambert Company under a license from Fujisawa Pharmaceutical Co., Ltd., to pediatricians in the United States. Following the sale by Warner-Lambert of its assets with respect to Omnicef(R) to Abbott Laboratories in January 2000, we ceased promoting this product.

In May 1999, our sales force began to promote Pediotic(R), a combination corticosteroid/antibiotic, to pediatricians in the United States pursuant to a one-year co-promotion agreement with King Pharmaceuticals, Inc.

STRATEGY

Our objective is to be a leader in the development and marketing of pharmaceuticals specifically formulated for use by children. We seek to develop a broad line of products that are based on commonly-prescribed off-patent pharmaceuticals which we seek to improve by reducing their dosing frequency, improving their taste, making them easier to administer or developing them as substitutes for products with considerable side effects.

On July 23, 1999, we consummated a strategic alliance with Alpharma, Inc. and Alpharma USPD, Inc., referred to in this annual report as Alpharma. As part of this strategic alliance, Alpharma agreed to loan us up to $40.0 million from time to time for certain corporate purposes, and we assigned to Alpharma a call option, exercisable in the first half of 2002, to purchase all of the Ascent common stock then issued and outstanding at a price to be determined by an earnings-based formula. We have agreed with Alpharma to delay the exercise period of Alpharma's call option to the first half of 2003, subject to Ascent stockholder approval at the 2000 annual meeting of stockholders. To date we have borrowed an aggregate of $12.0 million under our loan agreement with Alpharma. Our alliance with Alpharma is intended to strengthen our financial position to allow us to fund operations, research and development and potential acquisitions. We also expect this alliance will provide us with opportunities for product and marketing collaborations.

Since the later half of 1999, we have devoted much of our resources to obtaining regulatory approval of Primsol and Orapred and are preparing for the commercial launch of these products. Key elements of our strategy as previously announced are as follows:

     - Focus Exclusively on Pediatric Market. We are focused exclusively on developing pharmaceuticals for children and promoting these products to pediatricians, pediatric nurses and other pediatric caregivers. The United States market for prescription pharmaceutical products for children age 16 years and under was estimated to be approximately $5.2 billion in 1999. We believe that this market has been underserved in comparison with the adult pharmaceutical market in terms of both development of specially designed products and targeted promotion and represents an attractive market opportunity.

     - Select Products Based on Market Needs. We actively evaluate the pediatric pharmaceutical industry on an ongoing basis to assess product usage and to identify unmet medical needs of children, particularly for prescription drugs for the most common pediatric illnesses. As part of this program, we conduct focus groups with pediatricians, pediatric nurses and parents, consult with scientific and medical advisors and evaluate drug delivery and other technical developments for their applicability to the field of pediatric pharmaceuticals. Using this information, we select compounds as product development candidates that we believe may be improved and successfully commercialized through the application of our technologies and reformulation expertise.

     - Develop Proprietary Formulations of Approved Compounds. We select as product candidates commonly-prescribed off-patent pharmaceuticals. We believe that developing products based on commonly prescribed pharmaceuticals rather than new drugs reduces regulatory and development risks and shortens the product development cycle. In addition, we believe that the familiarity of pediatricians with the drugs that serve as the basis of our products will enhance the market acceptance of these products.

     - Leverage Pediatric Presence. We intend to leverage our corporate identity in the pediatric pharmaceutical market as well as our specialty pediatric sales force to increase acceptance of our products and attract new opportunities for third-party collaborations.

     - Acquire or In-License Additional Pediatric Products. We intend to extend our product lines and leverage our marketing and sales capabilities by acquiring or in-licensing additional products. In particular, we look for prescription pharmaceuticals that are designed to increase patient compliance, improve therapeutic efficacy or reduce side effects or that we can modify to incorporate such features through the application of our technologies. We believe that our exclusive focus on the pediatric market may facilitate the acquisition of product rights from third parties. As an example of this strategy, in July 1997, we purchased the Feverall line of acetaminophen rectal suppository products from Upsher-Smith Laboratories, Inc.

     - Establish Co-promotion or Other Marketing Arrangements for Third Party Products. We intend to leverage our marketing and sales capabilities, including our domestic sales force, by entering into arrangements to promote third party pharmaceutical products to pediatricians. As an example of this strategy, in May 1999, we entered into a one-year co-promotion agreement with King Pharmaceuticals, Inc. under which we promote the combination corticosteroid/antibiotic, Pediotic(R), to pediatricians in the United States.

     - Obtain Competitive Protections. We seek competitive protections for our products by applying for use or formulation patents on our products and employing patented technologies in the development of our products. We also seek to keep important know-how involved in the formulation and production of some of our products confidential as a trade secret. Finally, we apply for trademark registrations to protect the brand recognition of our products.

TECHNOLOGIES

We have developed internally or acquired rights through in-licensing or supply arrangements to a range of technologies which we use in our product development efforts. These technologies include:

     - Taste Masking. Taste masking involves the removal or masking of an objectionable or unpleasant taste of various common ingredients used in pediatric pharmaceuticals. We believe that a drug's taste is a critical factor in pediatric patient compliance, particularly when frequent dosing is required. We have developed and patented a taste masking technology based on a complex three-tiered system that entails dissolving a drug through the addition of a polymer, adding carefully selected debittering agents to neutralize the taste and then adding pleasant flavors which are compatible with the physical characteristics of the formulation. We are applying this taste masking technology to liquid dosage forms of product candidates because of the widespread use of liquids in the pediatric pharmaceutical market. We believe that this technology also may be applicable to solid dosage forms.

     - Controlled-release. This technology involves coating an active drug with certain substances in a manner that allows the drug to be released in the patient at specific rates over time. The controlled-release manufacturing procedures may also hide the unpleasant taste of a drug. We have developed our own controlled-release technology and have in-licensed controlled-release technology from a third party. We are applying these technologies to reduce the dosing frequency and, in some cases, improve the taste of our products.

     - Bioadhesion. Bioadhesives are chemicals which are mixed with a drug in order to anchor the drug to a mucous layer of tissue. When a drug is so anchored, it remains in the body for a longer period of time, which permits the drug to have a more rapid and prolonged effect. This may reduce dosing frequency. We are using commercially available bioadhesives to deliver topical drugs in a manner that is designed to increase the efficacy of the drug.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

The following table summarizes the principal products that we are currently developing or marketing. These products are described in more detail following the table.

   PRODUCT                        INDICATION                STATUS(1)                     KEY FEATURES
   Primsol trimethoprim           Acute middle ear          Currently marketed            Reduced toxicity profile;
   solution (50mg strength)       infections                                              pleasant tasting liquid

   Feverall acetaminophen         Pain and fever            Currently marketed            Alternate form of administration
   rectal  suppositories

   Pediamist nasal saline spray   Nasal dryness             Currently marketed            Low pressure and volume spray;
                                                                                          reduced stinging

   Pediotic (2)                   Outer ear infections      Currently marketed            Combination
                                                                                          corticosteroid/antibiotic

   Orapred syrup                  Inflammation, including   Minor deficiency response     Significant taste improvement
                                  respiratory problems      filed December 1999; under
                                                            review by FDA

   Feverall controlled-release    Fever                     FDA orally indicated          Reduced dosing frequency;
   sprinkles (3)                                            product approvable;         improved taste
                                                            additional development
                                                            required

   Pediavent albuterol            Asthma                    Phase 3 clinical trials       Reduced dosing frequency;
   controlled-release                                       completed; additional         improved taste
   suspension (3)                                           development required for
                                                            filing


---------------------------------

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

(2) We are promoting this product to pediatricians in the United States pursuant to a one-year co-promotion agreement with King
          Pharmaceuticals, Inc.

(3) Ascent has suspended further development of these products until such time as we determine that our financial condition has improved.

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

Primsol Trimethoprim Solution

We developed Primsol trimethoprim solution, containing the antibiotic trimethoprim, as a prescription drug for the treatment of middle ear infections in children age six months to 12 years. In January 2000, the FDA approved the NDA for a 50mg strength of Primsol solution for the treatment of acute otitis media in children age six months to twelve years. We commenced commercial shipment of the 50mg strength of Primsol solution, which is available only by prescription, in February 2000.

Prior to Primsol, trimethoprim for the treatment of middle ear infections in children was only available in combination with the sulfa compound sulfamethoxazole, which is associated with allergic reactions that may be severe or even fatal. Because of the reduced risk of side effects, we believe that pediatricians will be more likely to prescribe Primsol for the treatment of middle ear infections in children than other trimethoprim formulations which contain sulfamethoxazole.

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

A number of antibiotics are currently available for the treatment of middle ear infections in children. Most pediatricians initially prescribe amoxicillin, a form of penicillin, unless the patient is allergic to the drug or the drug has previously failed to provide a therapeutic effect in the patient. In such cases, the pediatrician selects a second line antibiotic from a series of alternative choices, including a trimethoprim/sulfa compound (sold under brand names such as Bactrim and Septra), cephalosporins (such as Ceclor), a combination of amoxicillin and clavulanic acid (such as Augmentin) or macrolides (such as Zithromax or Biaxin). We are marketing Primsol solution as a second line of therapy to amoxicillin and as an alternative to trimethoprim/sulfamethoxazole combination products such as Bactrim and Septra.

Scott-Levin estimates that the United States market for liquid antibiotics for the treatment of middle ear infections in 1999 was approximately $511,000,000, which includes approximately $58,200,000 from the sale of amoxicillin (reflecting approximately 10,700,000 prescriptions), approximately $8,800,000 from the sale of trimethoprim/sulfa combination products (reflecting approximately 2,000,000 prescriptions) and approximately $444,000,000 from the sale of other liquid antibiotics (reflecting approximately 11,300,000 prescriptions), including cephalosporins and macrolides. We believe that almost all liquid antibiotics are taken by children.

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

Feverall Acetaminophen Rectal Suppositories

In July 1997, we began marketing the Feverall line of over-the-counter acetaminophen rectal suppositories for the treatment of pain and fever. We acquired this product line from Upsher-Smith Laboratories, Inc. in July 1997. The Feverall product line, which Upsher-Smith originally introduced in 1989, consists of four strengths, 80mg, 120mg, 325mg and 650mg. Acetaminophen rectal suppositories are used in patients, primarily children or adolescents, who cannot take acetaminophen orally as a result of regurgitation caused by influenza or an inability to tolerate the taste of currently available liquid forms of acetaminophen. The Feverall suppositories product line is covered by an effective NDA. We had net product revenues in 1999 from sales of the Feverall product line of $2,891,000.

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

Pediamist Nasal Saline Spray

Pediamist nasal saline spray is an over-the-counter product to relieve nasal dryness associated with low humidity. This product is administered by a metering device that we believe is particularly appropriate for use by children. We began marketing Pediamist nasal spray in October 1997. We did not require FDA approval to market this product in the United States. We had net product revenues in 1999 from sales of Pediamist of $148,000.

Pediotic(R)

In May 1999, we began detailing Pediotic(R) to pediatricians in the United States under a one-year co-promotion agreement with King Pharmaceuticals, Inc. Pediotic(R) is a combination corticosteroid/antibiotic prescription product indicated for the treatment of otitis externa, or outer ear infection. We agreed with King Pharmaceuticals, Inc. to detail Pediotic(R) as part of our strategy to leverage our marketing and sales capabilities, including our domestic sales force. Our co-promotion agreement with King Pharmaceuticals, Inc. expires in April 2000.

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

Scott-Levin estimates that in 1999 physicians in the United States wrote approximately 3,971,000 prescriptions for liquid steroids, with pediatricians writing approximately 59% of these prescriptions. Scott-Levin also estimates that the 1999 United States market for liquid steroids was approximately $53,500,000. We believe that almost all liquid steroids are taken by children.

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

In April 1997, we filed two ANDAs with the FDA covering two strengths of Orapred. Each of these formulations contained maltitol as an inactive ingredient. In October 1998, the FDA issued a deficiency letter on chemistry, manufacturing and controls which cited certain deficiencies with both ANDAs, including the inclusion of maltitol. The other deficiencies cited in the FDA's letter related to minor manufacturing and controls issues. In December 1998, the FDA indicated that we would not be required to conduct additional clinical trials of the product if we removed maltitol from these formulations. In January 1999, we amended the ANDA for the stronger formulation of Orapred to remove maltitol as an ingredient and to address the manufacturing and controls issues raised by the FDA. In August 1999 we received a major chemistry deficiency notice which was subsequently reclassified to a minor after discussion with the FDA. We responded to the minor deficiency comments in December 1999 and are currently awaiting the results of the FDA's review.

Feverall(R) Controlled-Release Sprinkles

We are developing Feverall controlled-release sprinkles as an over-the-counter acetaminophen product for the treatment of pain and fever in children which can be administered by sprinkling on soft food. We have designed this product to permit dosing every eight hours, rather than the four hours required by currently available products.

A number of acetaminophen products are currently available for the treatment of pain and fever in children. Most of these products are in the form of a liquid or chewable tablet. FIND/SVP, a marketing research firm, estimates that approximately $300,000,000 of pediatric forms of pain/fever medications are sold in the United States annually. The product with the largest market share in the United States is Tylenol liquid for children. None of the pediatric products currently on the market is available in a controlled-release formulation. These acetaminophen products are absorbed quickly from the gastrointestinal tract into the blood and quickly cleared from the body, which necessitates dosing every four hours. If these products are administered at bedtime, the patient may need an additional dose before morning. If they are administered during the day, parents often must rely on school nurses or day care providers to administer additional medication later in the day. In addition, under the applicable FDA OTC Monograph, only five doses of acetaminophen may be given in any 24-hour period. Therefore, if the medication requires four hour dosing, treatment may only be given for 20 hours in each 24-hour period.

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

We filed an NDA for Feverall sprinkles in December 1997. In December 1998, the FDA issued a not-approvable letter covering this NDA which cited deficiencies relating to the manufacture and packaging of this product. The letter also indicated that the clinical trials of Feverall sprinkles did not demonstrate adequate duration of action and that the product should only be used in patients older than two years of age. In discussions with the FDA, the FDA has indicated to us that with changes and data required to address the manufacturing and packaging deficiencies, the product may be approvable for the fever reduction indication but that additional clinical data is required for approval of the pain indication. In December 1999, we suspended development of this product. We are planning to resume development at such time as we determine that our financial condition has adequately improved.

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

We are developing Pediavent as a suspension in the form of granules which contain albuterol within a coating. The coating allows the albuterol to be released at a specific controlled rate and masks the normal bitterness of the drug. To enhance patient compliance, we are designing this product for twice-a-day administration. Twice-a-day dosing also avoids waking a child at night to administer medication.

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

Late stage review of the current formulation of Pediavent showed the inclusion of a grade of an inactive coating material, known as glycerol monostearate, that may not be acceptable for internal use. Following the filing of an NDA for the current formulation of Pediavent, we plan to replace this ingredient with an acceptable grade of glycerol monostearate and amend the NDA to account for this change. This review has also uncovered issues related to the reproducibility of the analytical test method and the reliability of the manufacturing process to reproduce the product initially evaluated in the European Phase I trials. In December 1999, we suspended development of this product. We are planning to resume development at such time as we determine that our financial condition has adequately improved.

The FDA must approve an NDA covering Pediavent for us to market this product in the United States. We expect to submit a request to the FDA for three years of protection under the Waxman-Hatch Act against the approval of a competitor's ANDA for a generic version of Pediavent for the treatment of asthma in children under 12 years of age which ANDA is based on our clinical trial results.

Omnicef(R) (Cefdinir) Oral Suspension and Capsules

In addition to the preceding products and product candidates, in February 1999, we began detailing Omnicef(R) (cefdinir) to pediatricians in the United States under a promotion agreement with Warner-Lambert Company, which has licensed this product from Fujisawa Pharmaceutical Co., Ltd. Omnicef(R) (cefdinir) is a cephalosporin antibiotic for the treatment of mild to moderate infections caused by susceptible strains of microorganisms in the following conditions: acute otitis media (middle ear infections), pharyngitis, tonsillitis, acute maxillary sinusitis and uncomplicated skin and skin structure infections in children. Following the sale by Warner-Lambert of its assets with respect to Omnicef(R) to Abbott Laboratories in January 2000, Warner-Lambert terminated this promotion agreement.

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

SALES AND MARKETING

We believe that our exclusive focus on the development and marketing of pediatric pharmaceutical products meaningfully differentiates us from other pharmaceutical companies in the pediatric medical community. We established our domestic sales organization during the second half of 1997, coincident with the market introduction of our initial two products, Feverall acetaminophen rectal suppositories and Pediamist nasal saline spray. As of March 1, 2000, our sales force consisted of six regional sales managers, 66 full-time sales representatives and 28 flex-time (or part-time) sales representatives. The primary focus of our marketing and sales efforts are pediatricians and pediatric nurses who are responsible for most prescriptions written for children in the United States and play a central role in recommending over-the-counter medications for children.

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

We leverage our marketing and sales capabilities by entering into arrangements to promote third party pharmaceutical products to pediatricians. As an example of this strategy, we have entered into a one-year co-promotion agreement with King Pharmaceuticals, Inc. under which we promote the combination corticosteroid/antibiotic, Pediotic(R), to pediatricians in the United States. Our co-promotion agreement with King Pharmaceuticals, Inc. expires in April 2000. We plan to continue to evaluate additional third-party products for promotion.

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

To date, we have entered into several agreements with third parties for the manufacture of our products. In particular, we are a party to two supply agreements with Lyne Laboratories, Inc. which provides as follows:

     -    Lyne has agreed to manufacture Primsol solution and Orapred syrup;

     - we have agreed to purchase all amounts of such product as we may require for sale in the United States from Lyne in accordance with an agreed upon price schedule; and

     - the Primsol agreement may be terminated by either party on three months' notice any time after October 17, 2004. The Orapred agreement may be terminated by either party on twelve months notice after six years from the date of the first product shipment.

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

COMPETITION

Competition in the pediatric pharmaceutical market is intense. Although we believe that no competitor focuses its commercial activities and research and development efforts exclusively on the pediatric pharmaceutical market, several large pharmaceutical companies with significant research, development, marketing and manufacturing operations market pediatric products. These competitors include:

     -    Glaxo Wellcome Inc.;

     -    Eli Lilly and Company;

     -    Bristol-Myers Squibb, Inc.;

     -    Ortho-McNeil Pharmaceutical Division of Johnson & Johnson Inc.;

     -    Pfizer Inc.;

     -    Ross Laboratories Division of Abbott Laboratories Inc.;

     -    Schering-Plough Corporation; and

     - Wyeth-Lederle Vaccines and Pediatrics Division of American Home Products, Inc.

We believe that key competitive factors affecting our success include:

     - the efficacy, side effect profile, taste, dosing frequency, method of administration;

     -    patent or other proprietary protection;

     -    brand name recognition;

     -    price;

     -    timing of market introduction of our or competitive products;

     - the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products; and

     -    ability to attract and retain qualified personnel.

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

We currently market one of our products, and expect to market many of our product candidates, as alternative treatments for pediatric indications for which products with the same active ingredient are well-entrenched in the market. For example, we are marketing Primsol solution, a trimethoprim antibiotic, for the treatment of middle ear infections for which pediatricians often prescribe the well-known combination therapies Bactrim and Septra, which also contain trimethoprim. Similarly, Feverall controlled-release sprinkles would compete against Tylenol liquid for children. Our product candidates also will compete with products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. For example, Primsol solution will also compete against other antibiotics, including amoxicillin. Moreover, many of our potential products that are reformulations of existing drugs of other manufacturers may have significantly narrower patent or other competitive protection.

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

We hold 11 issued United States patents and have filed three additional United States patent applications. These patents and patent applications primarily relate to the following:

     -    Formulation of Primsol solution (1 patent);

     -    Cromolyn sodium cream product candidate (5 patents);

     -    Controlled-release technology (2 applications); and

     -    Task-masking technology (2 patents).

Four of the issued patents relate to product candidates which we currently are not planning to pursue. We have also sought foreign patent protection in other major industrial countries for what we believe are our most commercially important technologies. All of our issued United States and foreign patents expire from 2002 to 2016, although we may extend certain United States patents for specified periods. Any of our United States and foreign patents could lapse if certain maintenance fees are not paid.

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

The steps required before a new pharmaceutical product for human use may be marketed in the United States include:

     -    preclinical tests;

     - submission to the FDA of an Investigation New Drug, or IND, application, which must become effective before human clinical trials may commence;

     - adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product;

     - submission of a New Drug Application to the FDA, which application is not automatically accepted for consideration by the FDA; and

     - FDA approval of the NDA prior to any commercial sale or shipment of the product.

A new drug in generic form for use in humans may be marketed in the United States following FDA approval of an Abbreviated New Drug Application. ANDA approval requires that:

     - the drug have the same active ingredient, dosage form, route of administration, strength and conditions of use as a "pioneer" drug that was previously approved by the FDA as safe and effective;

     - any applicable patents and statutory period of protection under the Waxman-Hatch Act with respect to the "pioneer" drug have expired.

Through a petition process, the FDA may permit the filing of an ANDA for a generic version of an approved "pioneer" drug with variations in active ingredient, dosage form, route of administration and strength (but not in conditions of use). The FDA will not permit the filing of an ANDA, however, and will instead require an applicant to file an NDA, if, among other reasons, (a) clinical investigations must be conducted to demonstrate the safety and effectiveness of the drug, (b) an ANDA would provide inadequate information to permit the approval of the variation or (c) significant labeling changes would be necessary to address new safety or effectiveness concerns raised by changes in the product.

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

     - Phase 1. In Phase 1, the investigational new drug usually is administered to between 10 and 50 healthy human subjects and is tested for safety, dosimetry, tolerance, metabolism, distribution, excretion and pharmacokinetics.

     - Phase 2. Phase 2 involves studies in a limited patient population, usually 10 to 70 persons, to evaluate the effectiveness of the investigational new drug for specific indications, determine dose response and optimal dosage and identify possible adverse effects and safety risks.

     - Phase 3. When an investigational new drug is found to have an effect and to have an acceptable safety profile in Phase 2 evaluation, Phase 3 trials are undertaken to further test for safety, further evaluate clinical effectiveness and to obtain additional information for labeling. Phase 3 trials involve an expanded patient population at geographically dispersed clinical study sites.

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

In order to obtain marketing approval of a product in the United States, we must submit an NDA to the FDA. The NDA includes the results of the pharmaceutical development, preclinical studies, clinical studies, chemistry and manufacturing data and the proposed labeling. The FDA may refuse to accept the NDA for filing if certain administrative and NDA content criteria are not satisfied. Even after accepting the NDA for review, the FDA may require additional testing or information before approving the NDA. The FDA must deny an NDA if applicable regulatory requirements are not ultimately satisfied. If the FDA grants regulatory approval of a product, it may require post-marketing testing and surveillance to monitor the safety of the product or may impose limitations on the indicated uses for which the product may be marketed. Finally, the FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

Certain of our product candidates may fall within the FDA's OTC Monograph system. We may market these products without FDA approval of an NDA or ANDA, provided they comply with the specifications set forth in the OTC Monograph for the applicable product category. OTC drugs must also be manufactured in compliance with Good Manufacturing Procedures, but premarket approval is not required.

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

EMPLOYEES

As of March 1, 2000, we had 83 full-time employees. Seven of these employees are engaged in product development and quality control, including medical and regulatory affairs, 66 are employed in sales and marketing and 10 are employed in finance, business development and general and administrative activities. In addition, as of March 1, 2000, we had 28 flex-time employees, all of whom are employed in sales and marketing. Many of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees is covered by a collective bargaining agreement, and management considers relations with our employees to be good.

ITEM 2.   PROPERTIES

We lease approximately 18,900 square feet of office space in Wilmington, Massachusetts. The lease has an initial term expiring January 31, 2002. We have an option to renew the lease for an additional five-year period.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth certain information regarding the executive officers and certain significant employees of Ascent as of March 1, 2000.

                NAME                                    AGE                  POSITION
                ----                                    ---                  --------
       EXECUTIVE OFFICERS
       Emmett Clemente, Ph.D.                           61      President and Chairman of the Board
       Gregory A. Vannatter                             47      Executive Vice President, Sales and
                                                                Marketing
       Eliot M. Lurier, CPA                             41      Chief Financial Officer, Treasurer and
                                                                Secretary

       SIGNIFICANT EMPLOYEES
       Mumtaz Ahmed, M.D., Ph.D.                        63      Vice President, Medical Affairs
       William E. Brochu, Ph.D.                         54      Vice President, Regulatory and Quality
                                                                Affairs
       Bobby R. Owen                                    51      Vice President, Operations
       Diane Worrick                                    47      Vice President, Human Resources

----------

Emmett Clement, Ph.D., President and Chairman of the Board of Directors, founded Ascent in 1989. Dr. Clemente has served as a director since 1989, as Chairman of the Board since May 1996 and as President since December 1999. From May 1989 to May 1996, Dr. Clemente also serves as Ascent's Chief Executive Officer. Dr. Clement served as the Director of Pharmaceutical Research for Fisons Corporation, U.S., a pharmaceutical company ("Fisons"), from 1980 to 1989, and as the Director of New Product Development and Acquisitions of Fisons from 1972 to 1980. From 1970 to 1972, Dr. Clemente served as Chief Scientist in the Consumer Products Division of Warner-Lambert Company, a pharmaceutical company. From 1968 to 1970, Dr. Clemente served as Senior Scientist, Richardson-Merrell Company, a pharmaceutical company. Dr. Clemente received a B.S. in biology, an M.S. in physiology and a Ph.D. in pharmacology from St. John's University.

Gregory A. Vannatter, Executive Vice President, Sales and Marketing, joined Ascent in October 1996. Mr. Vannatter served in various positions with Mead Johnson Nutritionals Division of Bristol-Myers Squibb from 1988 to October 1996, including most recently Director of Pediatric Global Marketing from 1995 to September 1996 and Director of Infant Formula Marketing from 1991 to 1995. From 1986 to 1988, Mr. Vannatter served as Product Manager for Bristol Laboratories. From 1975 to 1986, Mr. Vannatter served in various sales and marketing positions with Pfizer Pharmaceuticals, a pharmaceutical company. Mr. Vannatter received a BS in marketing from Ball State University and an MBA from Indiana University.

Eliot M. Lurier, Chief Financial Officer, Treasurer, and Clerk, joined Ascent in October 1999. Mr. Lurier was a consultant to the pharmaceutical and biotechnology industries from August 1997 to October 1999 . From 1995 to August 1997 Mr. Lurier was Chief Financial Officer of Epco Packaging Products, Inc. a manufacturer of paperboard packaging. From 1983 to 1995 Mr. Lurier held various high level financial positions in a number of industries. Mr. Lurier was an auditor at Coopers & Lybrand in Boston from 1981 to 1983. Mr. Lurier is a Certified Public Accountant in the Commonwealth of Massachusetts. Mr. Lurier received his BS in accounting from Syracuse University.

Mumtaz Ahmed, M.D., Ph.D., Vice President, Medical Affairs, joined Ascent in 1993. Dr. Ahmed served as Executive Director/Distinguished Research and Development Physician at Ciba-Geigy Corporation, a pharmaceutical company ("Ciba-Geigy"), from 1982 to 1993. Dr. Ahmed received a BS in biology and chemistry and an MS in Microbiology from University of Karachi, Pakistan, an M.D. from UACJ School of Medicine, Juarez, Mexico, and a Ph.D. in microbiology from Indiana University School of Medicine.

William E. Brochu, Ph.D., Vice President, Regulatory and Quality Affairs, joined Ascent in 1997. Dr. Brochu served as Director, Regulatory Affairs at Copley Pharmaceutical, Inc., a pharmaceutical company, from 1995 to 1997. From 1985 to 1995 Dr. Brochu served in various regulatory and technical positions at Proctor & Gamble Co., a personal and household products company, including Section Head, Regulatory Affairs from 1991 to 1995. From 1978 to 1985 Dr. Brochu served as Section Chief, New Product Development at Norwich-Eaton Pharmaceuticals which was acquired by Proctor & Gamble in 1985. From 1974 to 1978 Dr. Brochu served as Section Manager, Pharmaceutical Development at Travenol Laboratories, Inc., a pharmaceutical company. Dr. Brochu received his BS and MS in pharmaceutical sciences from the Massachusetts College of Pharmacy and his Ph.D. in industrial and physical pharmacy from Purdue University.

Bobby R. Owen, Vice President, Operations, joined Ascent in 1997. Mr. Owen served as Corporate Director of Manufacturing at AutoImmune, Inc., a biotechnology company, from 1995 to 1997. From 1994 to 1995 Mr. Owen served as Vice President of Technical Operations at Telor Ophthalmic Pharmaceuticals, Inc., a pharmaceutical company. From 1989 to 1993 Mr. Owen served as Vice President of Operations at PCM Corporation/Paco Pharmaceutical Services, Inc, a pharmaceutical company. From 1971 to 1979 Mr. Owen served in various manufacturing and developments positions with Baxter Health Care. Mr. Owen received his BS in chemistry from the University of Alabama.

Diane Worrick, Vice President of Human Resources, joined Ascent in 1990. Ms. Worrick served in various human resources positions at Fisons from 1976 to 1989, last serving as Personnel Manager. Ms. Worrick received a B.B.A. from Northeastern University.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Market for the Registrant's Common Equity and Related Stockholder Matters

Since July 23, 1999, depositary shares representing Ascent's common stock have traded on the OTC Bulletin Board under the symbol "ASCTP". Prior to this, Ascent's common stock had been traded on the Nasdaq National Market under the symbol "ASCT". The following table sets forth the high and low sales prices per share of the Ascent common stock or depositary shares, as appropriate, for the periods indicated below as reported on the Nasdaq National Market or the OTC Bulletin Board, respectively. Information presented below with respect to the OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions in Ascent depositary shares.

       PERIOD                                                            HIGH           LOW
       ------                                                            ----           ---

       1998
       ----
       First Quarter                                                    $ 6.875        $ 3.312

       Second Quarter                                                   $ 4.875        $ 1.375

       Third Quarter                                                    $ 3.687        $ 1.625

       Fourth Quarter                                                   $ 5.250        $ 1.093

       1999
       ----
       First Quarter                                                    $ 6.875        $ 2.50

       Second Quarter                                                   $ 3.1562       $ 1.6562

       Third Quarter                                                    $ 3.00         $ 1.25

       Fourth Quarter                                                   $ 2.125        $ 0.875

The last reported sale price of the Ascent depositary shares on the OTC Bulletin Board on March 22, 2000 was $2.75 per share. There were approximately 149 stockholders of record at March 21, 2000.

Ascent has never declared or paid cash dividends on its depositary shares or common stock and does not expect to pay cash dividends on its depositary shares or common stock in the foreseeable future. Ascent is currently prohibited from paying cash dividends under the terms of its loan agreement with Alpharma USPD Inc. and its financing arrangements with funds affiliated with ING Furman Selz and BancBoston Ventures.

Except as set forth below, during the three-month period ended December 31, 1999, Ascent did not sell any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On October 15, 1999, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 Ascent depositary shares at an exercise price of $3.00 per share to funds affiliated with ING Furman Selz. The 7.5% convertible subordinated notes expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 30, 1999, in connection with the borrowing of $1,000,000 from funds affiliated with ING Furman Selz pursuant to Ascent's financing arrangements with ING Furman Selz, Ascent issued to such funds warrants to purchase 150,000 Ascent depositary shares at an exercise price of $3.00 per share. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

The table below summarizes recent historical financial information for Ascent. For further information, refer to Part II, Item 8, Financial Statements and Supplementary Data.

                             Selected Financial Data
                      (In thousands, except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                            1999        1998         1997         1996        1995
                                                            ----        ----         ----         ----        ----
          Product revenue, net.........................  $   3,040   $   4,353     $  2,073     $    --     $    --
          Co-promotional revenue.......................      4,008         123           --          --          --
          Licensing Revenue............................         --          --           --          --         304
          Gross margin.................................      5,421       2,092          828          --         304
          Loss from operations.........................    (14,221)    (16,046)     (11,694)     (6,566)     (4,214)
          Extraordinary item(1) .......................         --       1,166           --          --          --
          Net loss.....................................    (15,653)    (18,231)     (12,498)     (6,487)     (4,101)
          Net loss available to common stockholders(2).    (16,072)    (18,680)     (12,745)     (6,625)     (4,163)
          Net loss available to common stockholders
           per common share(3)
            Basic and diluted..........................  $   (1.96)  $   (2.69)    $  (3.08)    $(33.44)    $(21.05)

                                                                                  DECEMBER 31,
                                                                                  ------------
                                                            1999        1998         1997        1996         1995
                                                            ----        ----         ----        ----         ----
          Cash, cash equivalents and current
            marketable securities......................  $   1,067     $ 2,172     $ 14,229     $ 2,086   $   2,538
          Working capital (deficit)....................       (798)        468        4,242         525       2,231
          Total assets (4).............................     15,273      16,301       28,433       2,628       2,750
          Long term subordinated secured notes,
            net of current portion.....................     21,461       8,681        1,252          --          --
          Redeemable convertible preferred stock,
             Series D, Series E and Series F (5).......         --          --           --      17,832      12,557
          Convertible exchangeable preferred stock,
             Series G (6)..............................         --       6,461           --          --          --
          Total stockholders' equity (deficit).........     (9,958)      3,803       15,515     (16,778)    (10,158)

No common stock or depositary share dividends have been declared or paid by Ascent for any period presented above.

(1) The extraordinary item resulted from the early repayment of subordinated secured notes on June 1, 1998. As a result, Ascent accelerated the accretion of the discount of $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

(2) On July 23, 1999, in connection with the consummation of Ascent's strategic alliance with Alpharma, Ascent effected a merger with a wholly-owned subsidiary pursuant to which each outstanding share of Ascent common stock outstanding on such date was converted into the right to receive one depositary share, representing one share of Ascent common stock subject to a call option and represented by a depositary receipt. As used herein, common shares refer to shares of Ascent common stock on and before July 23, 1999 and to Ascent depositary shares from and after July 23, 1999.

(3) On May 27, 1997, Ascent effected a 0.85-for-one reverse split of its common stock and increased the number of authorized shares of common stock to 60,000,000. Accordingly, all share and per share amounts have been adjusted to reflect the reverse stock split as though it had occurred at the beginning of the initial period presented.

(4) In July 1997, Ascent acquired the Feverall acetaminophen suppository product line and certain related assets for a purchase price of $11.9 million. A significant portion of the purchase price was allocated to the "Feverall" trademark acquired in the transaction, the manufacturing agreement entered into in connection with the transaction and goodwill.

(5) All then outstanding preferred stock was converted to common stock at the initial public offering in May 1997.

(6) On July 23, 1999, in connection with the Company's strategic alliance with Alpharma, the Company exercised its right to exchange all outstanding shares of Series G preferred stock for 8% convertible subordinated notes in accordance with the terms of the Series G preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Ascent is a drug development and marketing company focused exclusively on the pediatric market. Ascent commenced operations in March 1989 and prior to the quarter ended September 30, 1997 was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. Ascent introduced its first product, Feverall acetaminophen suppositories, during the quarter ended September 30, 1997 and its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997. During the quarter ended March 31, 1998, Ascent began marketing Duricef(R) (cefadroxil monohydrate) oral suspension to pediatricians in the United States pursuant to a co-promotion agreement with Bristol-Myers Squibb U.S. Pharmaceuticals Group. Following the sale by Warner-Lambert of its assets with respect to Omnicef(R) to Abbott Laboratories in January 2000, Ascent ceased promoting this product. In May 1999, Ascent began detailing Pediotic(R), a combination corticosteroid/antibiotic, to pediatricians in the United States under a one-year co-promotion agreement with King Pharmaceuticals, Inc. In February 2000, Ascent began marketing Primsol solution, an internally-developed prescription antibiotic for the treatment of middle ear infections.

Ascent has incurred net losses since its inception and expects to incur additional operating losses at least through 2000 as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through December 31, 1999 of $66,262,000.

In December, 1999 Ascent modified its short-term strategy until such time as Ascent determines that its financial condition has adequately improved. Specifically, Ascent is focused on introducing Primsol to the market, obtaining FDA approval for Orapred and introducing it to the market and seeking appropriate co-promotional opportunities. Ascent has suspended its other product development activities until its financial condition has adequately improved.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 VS. FISCAL YEAR 1998

REVENUE. Ascent had net revenue of $7,047,000 for the year ended December 31, 1999 compared with revenue of $4,476,000 for the year ended December 31, 1998. This increase in revenue of $2,571,000 was primarily attributable to increased revenues for Ascent's co-promotion arrangements, including revenues of $3,383,000 under the Omnicef co-promotion agreement and $625,000 under the Pediotic co-promotion agreement. The increase was offset by a decrease of $1,241,000 in Feverall sales due to low sales volume and a decrease of $73,000 in Pediamist sales due to low sales volume.

COST OF PRODUCT SALES. Cost of sales was $1,626,000 for the year ended December 31, 1999 compared with $2,383,000 for the year ended December 31, 1998. This decrease in cost of sales of $757,000 was primarily attributable to (i) a decrease of $312,000 for the manufacturing cost associated with the production of Feverall due to a decrease in sales volume, (ii) a decrease of $23,000 for the manufacturing cost associated with the production of Pediamist due to a decrease in sales volume, (iii) a decrease of $136,000 in operations personnel costs due to a reduction in headcount, and (iv) a decrease of approximately $245,000 in inventory net realizable value adjustments due to the write off of expired Just For Kids Vitamin inventory and expired Primsol inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Ascent incurred selling, general and administrative expenses of $15,808,000 for the year ended December 31, 1999 compared with $13,616,000 for the year ended December 31, 1998, representing an increase of 2,192,000.

Selling and marketing expenses were $11,613,000 for the year ended December 31, 1999 compared with

$9,797,000 for the year ended December 31, 1998. This increase in selling and marketing expenses of $1,816,000 was primarily the result of $1,949,000 in increased personnel costs due to the increased number of our sales representatives and $254,000 in increased samples and selling materials. This increase was offset by a decrease of $224,000 in freight and distribution expenses due to lower sales volumes and a decrease of $168,000 in consulting charges due to the non-renewal of contracts that ended during 1998.

General and administrative expenses were $4,195,000 for the year ended December 31, 1999 compared with charges and expenses of $3,819,000 for the year ended December 31, 1998. The increase in general and administrative expenses of $376,000 was primarily attributable to increases of $1,003,000 for the termination of an advisory services agreement. This increase was offset by decreases of (i) $331,000 in personnel expenses due to a decrease in headcount,
(ii) $120,000 for legal, accounting and investor relations expenses, (iii) $100,000 for consulting expenses due to scaling back of two existing agreements,
(iv) $57,000 for insurance expenses related to product liability, automobile and directors' and officers' liability insurance, and (v) $25,000 in travel and entertainment expenses.

RESEARCH AND DEVELOPMENT. Ascent incurred research and development expenses of $3,833,000 for the year ended December 31, 1999 compared with $4,522,000 for the year ended December 31, 1998. This decrease of $689,000 was primarily attributable to (i) $962,000 in reduced spending on the Primsol, Pediavent and Feverall Extended Release products' R&D programs due to the completion of clinical and biological studies of these products during 1998 and (ii) $54,000 in reduced legal/patent expenses. These decreases were offset by increases of $269,000 in personnel costs due to an increase in headcount and $104,000 in increased spending on the Orapred product's R&D programs. In December, 1999, Ascent suspended its research and development efforts for products other than Primsol and Orapred until such time as Ascent determines that its financial condition has adequately improved.

INTEREST. Ascent had interest income of $68,000 for the year ended December 31, 1999 compared with $369,000 for the year ended December 31, 1998. This decrease of $301,000 was primarily due to a lower average cash investment balance. Ascent had interest expense of $1,500,000 for the year ended December 31, 1999 compared with $1,387,000 for the year ended December 31, 1998. This increase of $113,000 was primarily attributable to $56,000 for additional subordinated notes issued during the year and $21,000 for the amortization of debt issue costs.

FISCAL YEAR 1998 VS. FISCAL YEAR 1997

REVENUE. Ascent had net revenue of $4,476,000 for the year ended December 31, 1998 compared with revenue of $2,073,000 for the year ended December 31, 1997. This increase in revenue of $2,403,000 was primarily attributable to (i) increased sales of Feverall of $2,120,000 over the prior year due to twelve months of sales being recognized in 1998 versus only six months of sales being recognized in 1997, (ii) sales of Pediamist nasal saline spray, which was not introduced until the fourth quarter of 1997, and (iii) revenues under the Duricef co-promotion agreement.

COST OF SALES. Cost of sales was $2,383,000 for the year ended December 31, 1998 compared with $1,246,000 for the year ended December 31, 1997. This increase in cost of sales of $1,137,000 was primarily a result of (i) $637,000 for the manufacturing cost associated with the production of the Feverall and Pediamist products for a full year, (ii) increased inventory reserves in 1998 of $131,000 as a result of increases in inventory, (iii) the amortization of an additional six months in 1998 of $167,000 for the Feverall manufacturing agreement, and
(iv) increased operational support personnel costs of $134,000 in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Ascent incurred selling, general and administrative expenses of $13,616,000 for the year ended December 31, 1998 compared with $7,717,000 for the year ended December 31, 1997, representing an increase of $5,899,000.

Selling and marketing expenses were $9,797,000 for the year ended December 31, 1998 compared with expenses of $5,557,000 for the year ended December 31, 1997. This increase in selling and marketing expenses of $4,240,000 was primarily the result of (i) increased personnel expenses of approximately $4,651,000 associated with the hiring of Ascent's field sales organization, (ii) increased marketing and distribution expenses of $482,000 associated with the introduction of Ascent's first two product offerings, Feverall and Pediamist, and (iii) decreased marketing expenses of $820,000 due to corporate marketing programs that were run during 1997 and not repeated in 1998.

General and administrative expenses were $3,819,000 for the year ended December 31, 1998 compared with expenses of $2,160,000 for the year ended December 31, 1997. The increase in general and administrative expenses of $1,659,000 was due primarily to (i) increased amortization expenses for intangible assets of $234,000 related to the Feverall trademark and goodwill, (ii) increased support personnel cost of $647,000 associated with the initial commercialization of Ascent's first two products, (iii) increased legal, accounting and investor relations costs of $375,000 associated with being a publicly-traded company, the sale and issuance of shares of Ascent Series G preferred stock and the negotiation of the strategic alliance with Alpharma, (iv) increased insurance expenses of $191,000 related to product liability, automobile and directors' and officers' liability insurance, and (v) $124,000 in increased rent and utility expense.

RESEARCH AND DEVELOPMENT. Ascent incurred research and development expense of $4,522,000 for the year ended December 31, 1998 compared with $4,805,000 for the year ended December 31, 1997. The decrease of $283,000 was primarily due to (i) $248,000 in reduced spending in the Just for Kids Vitamins Drops and the Feverall ER acetaminophen beaded product R&D programs.

INTEREST. Ascent had interest income of $369,000 for the year ended December 31, 1998 compared with interest income of $693,000 for the year ended December 31, 1997. The decrease of $324,000 was primarily due to a lower average cash balance. Ascent had $1,387,000 in interest expense for the year ended December 31, 1998 compared to $1,518,000 for the year ended December 31, 1997, a decrease of $131,000. The decrease primarily reflects the repayment on June 1, 1998 of the Triumph subordinated secured notes with the proceeds of the subordinated notes issued in the Series G financing, which notes had a lower effective interest rate than the Triumph subordinated secured notes.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock and depositary shares purchase warrants, borrowings under the Alpharma loan agreement and, in 1997, an initial public offering of shares of common stock. As of December 31, 1999, Ascent had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock, approximately $28,318,000 (net of issuance costs) from the issuance of subordinated secured notes and related warrants, approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock and had borrowed approximately $10.5 million under the Alpharma loan agreement. In addition, in the second half of 1997, Ascent began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray. In March 1998, Ascent began promoting Duricef(R) pursuant to a co-promotion agreement with Bristol-Myers Squibb that terminated on December 31, 1998; in February 1999, Ascent began promoting Omnicef(R) pursuant to a promotion agreement with Warner-Lambert Company that was subsequently terminated in January 2000; in May 1999, Ascent began promoting Pediotic(R) pursuant to a one-year co-promotion agreement with King Pharmaceuticals, Inc.; and in February 2000, Ascent began marketing Primsol solution.

As of March 30, 2000, Ascent had the following notes outstanding under its financing arrangements with Alpharma, the former holders of Series G preferred stock and funds affiliated with ING Furman Selz:

-- 8% seven-year subordinated notes issued on June 1, 1998 to the holders of Series G preferred stock pursuant to the May 1998 securities purchase agreement, $1.7 million principal amount outstanding as of March 30, 2000.

-- 8% seven-year convertible subordinated notes issued on July 23, 1999 to the holders of Series G preferred stock pursuant to the May 1998 securities purchase agreement upon the conversion of the Series G preferred stock, $7.0 million principal amount outstanding as of March 30, 2000.

-- 7.5% convertible subordinated notes in the principal amount of up to $40.0 million issued on February 19, 1999 to Alpharma pursuant to the Alpharma loan agreement, $12.0 million principal amount outstanding as of March 30, 2000.

-- 7.5% convertible subordinated notes in the principal amount of up to $4.0 million issued on July 1, 1999 to funds affiliated with ING Furman Selz pursuant to the Third Amendment to the May 1998 securities purchase agreement, $4.0 million principal amount outstanding as of March 30, 2000.

-- 7.5% convertible subordinated notes in the principal amount of up to $10.0 million issued on October 15, 1999 to funds affiliated with ING Furman Selz pursuant to the Fourth Amendment to the May 1998 securities purchase agreement, $1.5 million principal amount outstanding as of March 30, 2000.

Ascent's financing arrangements, including the material terms of the foregoing notes, are described in more detail below.

Series G Financing. On May 13, 1998, Ascent entered into a Series G Securities Purchase Agreement with funds affiliated with ING Furman Selz Investments LLC and BancBoston Ventures, Inc. In accordance with this agreement, on June 1, 1998, Ascent issued and sold to these funds an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock, $9.0 million of 8% seven-year subordinated notes and seven-year warrants to purchase 2,116,958 shares of Ascent common stock at a per share exercise price of $4.75 per share, for an aggregate purchase price of $16 million. Of the $9.0 million of subordinated notes issued and sold by Ascent, $8,652,515 was allocated to the relative fair value of the subordinated notes and $347,485 was allocated to the relative fair value of the warrants. Accordingly, the 8% subordinated notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the notes. The $347,485 allocated to the warrants was included in additional paid in capital. Ascent used a portion of the net proceeds, after fees and expense, of $14.7 million to repay the $5.3 million in Triumph subordinated secured notes and is using the balance for working capital. As a result of the early repayment of subordinated secured notes, Ascent accelerated the unaccreted portion of the discount amounting to $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

In connection with Ascent's strategic alliance with Alpharma, which is described below, Ascent entered into a second amendment to the May 1998 securities purchase agreement. The second amendment provided for, among other things, (a) Ascent's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares. These transactions were consummated on July 23, 1999 in connection with the consummation of Ascent's strategic alliance with Alpharma.

The subordinated notes and convertible notes bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Ascent may defer forty percent of the interest due on the subordinated notes and fifty percent of the dividends due on the Series G preferred stock (or the interest due on the convertible notes) in each of December 1998, June 1999, December 1999 and June 2000 for a period of three years.

In the event of a change in control or unaffiliated merger of Ascent, Ascent could redeem the Series G preferred stock (or the convertible notes issuable upon exchange of the Series G preferred stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although Ascent would be required to issue new common stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of Ascent, the holders of the convertible notes and the subordinated notes could require Ascent to redeem these notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the Series G financing, a representative of ING Furman Selz Investments was added to Ascent's board of directors.

Alpharma Strategic Alliance. On February 16, 1999, Ascent entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. Alpharma USPD is referred to in this annual report as

Alpharma. This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma agreed to loan us up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth. In addition, Ascent has obtained a call option to acquire all of its outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002, to purchase all of the Ascent common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2001 earnings.

On February 19, 1999, Ascent borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. On July 26, 1999, Ascent borrowed $1.5 million under the loan agreement. On August 31, 1999, Ascent borrowed $1.5 million under the loan agreement. In October 1999, Ascent borrowed $1.5 million under the loan agreement. On November 29, 1999, Ascent borrowed $2.0 million under the loan agreement. On January 24, 2000, Ascent borrowed $1.5 million under the loan agreement. The other principal terms of the Alpharma note are set forth below.

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

Alpharma First Supplemental Agreement. On July 1, 1999, Ascent entered into a supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between Ascent and Alpharma. Under the supplemental agreement, the Company agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both Ascent's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in the Ascent's internal operating plan, as updated from time to time. In addition, Ascent may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement for the purposes set forth in its internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by a screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of ING Furman Selz. This screening committee was established for the purpose of approving any changes to Ascent's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. Ascent's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. The screening committee must act by unanimous approval prior to the approval and commercial launch of Ascent's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

Alpharma Second Supplemental Agreement. On October 15, 1999, Ascent entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between Ascent and Alpharma. Under the second supplemental agreement, Ascent agreed, among other things, to delay by 12 months the exercise period of Alpharma's call option to the first half of year 2003, to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002 and to modify certain conditions on Ascent's access to funds under the loan agreement. In addition, Ascent agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option is subject to the approval of Ascent's stockholders which Ascent expects to seek at the next annual meeting of its stockholders.

ING Furman Selz Loan Arrangements

     $4.0 Million Facility. On June 30, 1999, Ascent issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, Ascent and the Series G purchasers entered into a third amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan Ascent up to $4.0 million. Upon executing the third amendment, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 Ascent depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. The obligation of the funds affiliated with ING Furman Selz to loan Ascent the remaining $2.0 million was subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent had or expected to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes and the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz would have prevented or eliminated such stockholders' deficit or Alpharma agreed in writing that it would not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit. On December 30, 1999, Ascent borrowed an additional $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. On February 14, 2000, Ascent borrowed the final $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. All of the warrants Ascent has issued under the third amendment have an exercise price of $3.00 per share and will expire on July 1, 2006.

     $10.0 Million Facility. On October 15, 1999, Ascent and the Series G purchasers entered into a fourth amendment to the May 1998 securities purchase agreement under which funds affiliated with ING Furman Selz agreed to loan Ascent up to an additional $10.0 million. Upon executing the fourth amendment, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 Ascent depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz. On March 13, 2000, Ascent borrowed $1.5 million under the fourth amendment. The obligation of the funds affiliated with ING Furman Selz to loan Ascent the remaining $8.5 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of certain conditions. Ascent has agreed to issue warrants to purchase up to an additional 4,000,000 Ascent depositary shares in connection with borrowings under this credit facility. Ascent has issued warrants exercisable for an aggregate of 375,000 depositary shares in connections with borrowings under the fourth amendment to date. All of the warrants Ascent has issued or will issue under the fourth amendment have or will have an exercise price of $3.00 per share and expire on October 15, 2006. Ascent has agreed that, to the extent it grants Alpharma a security interest in products or businesses acquired by Ascent using funds borrowed under the Alpharma loan agreement, Ascent will grant a junior security interest in such assets to the funds affiliated with ING Furman Selz to secure Ascent's indebtedness under the $10.0 million credit facility.

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

Fixed Assets. Ascent expended $223,000, $356,000 and $805,000 to purchase fixed assets, primarily equipment and furniture, in 1999, 1998 and 1997, respectively. Ascent expects that its capital expenditures in 2000 will be approximately $200,000, primarily for computer hardware and software.

Future Capital Requirements. Ascent's future capital requirements will depend on many factors, including timing of FDA approval of Orapred, the costs and margins on sales of its products, success of its commercialization activities and arrangements, particularly the level of product sales, its ability to acquire and successfully integrate business and products, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of Ascent to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the ability of Ascent to enter into and maintain its promotion agreements. Ascent's business strategy requires a significant commitment of funds to engage in product and business acquisitions, to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

Ascent anticipates that, based upon its current operating plan and its existing capital resources, it will have enough cash through December 31, 2000. We may need to borrow up to an additional $4.0 million for fiscal year 2001. In order to obtain these funds, we expect that we will borrow the remaining $8.5 million available under Ascent's financing arrangements with ING Furman Selz. If Ascent's business does not progress in accordance with its current operating plan, such as if Orapred is not approved by the FDA or its approval is delayed, Ascent may need to raise additional funds, including through collaborative relationships and public or private financings. The additional financing may not be available to Ascent or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to significantly curtail one or more of its product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own or significantly scale back or terminate operations.

IMPACT OF YEAR 2000 ISSUES

In prior periods, Ascent discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, Ascent completed its assessment of its computer systems, software and operations infrastructure to identify hardware, software and process control systems that were not Year 2000 compliant. Ascent also initiated communications with certain significant suppliers, service providers and customers to determine the extent to which such suppliers, providers or customers would be affected by any significant Year 2000 issues. As a result of these planning and implementation efforts, Ascent experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date changes. Ascent spent less than $25,000 in 1999 in connection with remediating its systems to become Year 2000 compliant. Ascent is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. Ascent will continue to monitor its mission critical computer applications and those of its suppliers and service providers through the Year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

RECENT PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company does not currently engage in derivative trading or hedging activity.

During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters beginning after June 15, 2001. The Company will adopt SFAS 133 in the fiscal quarter beginning after June 15, 2001, although no impact on operating results or financial position is expected.

In November 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" ("SAB 100"). SAB 100 expresses the views of the Staff regarding the accounting for the disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company does not expect the provisions of SAB 100 to have a material impact on its financial statements.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's second quarter of fiscal 2000. The Company does not expect the provisions of SAB 101 to have a material impact on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARDING-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW.

THE FDA MAY NOT APPROVE THE MARKETING AND SALE OF ORAPRED SYRUP

In April 1997, we filed two Abbreviated New Drug Applications, or ANDAs, with the FDA covering 5mg/5ml and 15mg/5ml formulations of Orapred syrup. In October 1998, the FDA issued a deficiency letter on chemistry, manufacturing and controls which cited certain deficiencies with both ANDAs. In January 1998, we amended the ANDA for the stronger formulation of Orapred to address the issues raised by the FDA. A minor chemistry deficiency was received in August 1999 and a response was provided in December 1999. The FDA is currently reviewing this ANDA. The FDA may not approve this ANDA on a timely basis or at all. The failure of the FDA to approve one of these ANDAs or a significant delay in such approval would have a material adverse effect on our business.

WE HAVE NOT BEEN PROFITABLE

We have incurred net losses since our inception. At December 31, 1999, our accumulated deficit was approximately $66.3 million. We received our first revenues from product sales only in July 1997. We expect to incur additional significant operating losses over the next 12 months and expect cumulative losses to increase as our research and development, clinical trial and marketing efforts expand. We expect that our losses will fluctuate from quarter to quarter based upon factors such as our product acquisition and development efforts, sales and marketing initiatives, competition and the extent and severity of illness during cold and flu seasons. These quarterly fluctuations may be substantial.

WE MAY REQUIRE ADDITIONAL FUNDING AND OUR LOAN AGREEMENT WITH ALPHARMA RESTRICTS OUR ABILITY TO DO SO

Based upon our current operating plan, we anticipate that our existing capital resources, including the remaining $8.5 million which we may borrow from funds affiliated with ING Furman Selz under the fourth amendment to the May 1998 securities purchase agreement will be adequate to satisfy our capital requirements through the end of 2000. We currently believe that we will need to raise additional funds to satisfy our capital requirements through 2001. If our business does not progress in accordance with our current operating plan, we may need to raise additional funds, including through collaborative relationships and public or private financings. The additional financing may not be available to us or may not be available on acceptable terms.

Although the loan agreement with Alpharma gives us access to $28.0 million for acquisitions of companies and products that meet specified criteria and for funding research and development, it places numerous restrictions on our ability to raise additional capital, including restrictions on the type and amount of securities that we may issue and the use of proceeds of any debt or equity financing. These restrictions apply particularly in the context of raising capital for general corporate purposes, such as funding operating expenses.
If we are unable to obtain adequate funding on a timely basis, we may need to significantly curtail one or more of our research or product development programs or reduce our marketing and sales initiatives, or we may be unable to effect strategic acquisitions. We may also need to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products which we would otherwise pursue on our own. Any of such cases would have a material adverse effect on our business.

THE FDA MAY NOT APPROVE THE MARKETING AND SALE OF FEVERALL CONTROLLED RELEASE SPRINKLES

In December 1997, we filed an NDA for Feverall controlled-release sprinkles, an acetaminophen product for the treatment of pain and fever in children. In December 1998, the FDA issued a not-approvable letter covering this NDA which cited deficiencies relating to the manufacture and packaging of this product. The letter also indicated that the clinical trials of Feverall sprinkles did not demonstrate adequate duration of action and that the product should only be used in patients older than two years of age. Discussions with the FDA have led to an agreement that with changes and data required to address the manufacturing and packaging deficiencies, the product may be approvable for the fever reduction indication but that additional clinical data is required for approval of the pain indication. We are planning on resuming the required manufacturing and packaging work as our financial position improves. The FDA may not approve this NDA on a timely basis or at all. The failure of the FDA to approve this NDA or a significant delay in such approval would have a material adverse effect on our business.

THERE IS UNCERTAINTY AS TO THE MARKET ACCEPTANCE OF OUR TECHNOLOGY AND PRODUCTS

The commercial success of Orapred syrup, Primsol solution, Feverall sprinkles, and Pediavent albuterol controlled-release suspension, a prescription product for the treatment of asthma, will depend upon their acceptance by pediatricians, pediatric nurses and third party payors as clinically useful, cost-effective and safe. Factors that we believe will materially affect market acceptance of these products include:

     -    the receipt and timing of FDA approval;

     - the timing of market introduction of our products and competing products;

     - the safety, efficacy, side effect profile, taste, dosing and ease of administration of the product;

     -    the patent and other proprietary position of the product;

     -    brand name recognition; and

     -    price.

The failure to achieve market acceptance of Primsol solution and Orapred syrup could have a material adverse effect on our business.

WE ARE SUBJECT TO TECHNOLOGICAL UNCERTAINTY IN OUR DEVELOPMENT EFFORTS

We have introduced only two internally-developed products, Pediamist nasal saline spray and Primsol trimethoprim solution, into the market. Although we have completed development of products and have filed applications with the FDA for marketing approval, many of our product candidates are in development and require additional formulation, preclinical studies, clinical trials and regulatory approval prior to any commercial sales. We must successfully address a number of technological challenges to complete the development of our potential products. These products may have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit commercial use.

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

We currently market one of our products and expect to market many of our product candidates as alternative treatments for pediatric indications for which products with the same active ingredient are well-entrenched in the market. Our products compete and our product candidates also will compete with products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. Moreover, some of our products and many of our potential products that are reformulations of existing drugs of other manufacturers may have significantly narrower patent or other competitive protection.

Particular competitive factors that we believe may affect us include:

     - many of our competitors have well known brand names that have been promoted over many years;

     - many of our competitors offer well established, broad product lines and services which we do not offer; and

     - many of our competitors have substantially greater financial, technical and human resources than we have, including greater experience and capabilities in undertaking preclinical studies and human clinical trials, obtaining FDA and other regulatory approvals and marketing pharmaceuticals.

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

Factors that may affect the regulatory process for our product candidates include:

     - our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval;

     - we or the FDA may suspend clinical trials at any time if the participants are being exposed to unanticipated or unacceptable health risks; and

     - any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

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

WE ARE DEPENDENT ON THIRD PARTY MANUFACTURERS

We have no manufacturing facilities. Instead, we rely on third parties to manufacture our products in accordance with current "good manufacturing practice" requirements prescribed by the FDA. For example, we rely on Upsher-Smith Laboratories, Inc. for the manufacture of Feverall acetaminophen rectal suppositories. We also rely on Lyne Laboratories, Inc. for the manufacture of Primsol solution. In addition, we rely on third parties for the manufacture of our product candidates for clinical trials and for commercial sale following FDA approval of the product. For example, we rely on Recordati S.A. Chemical and Pharmaceutical Company for the manufacture of Pediavent.

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

WE ARE DEPENDENT UPON SOLE SOURCE SUPPLIERS FOR OUR PRODUCTS

Some of our supply arrangements require that we buy all of our requirements of a particular product exclusively from the other party to the contract. Moreover, for many of our products, we have qualified only one supplier. Any interruption in supply from any of our suppliers or their inability to manufacture our products in accordance with the FDA's good manufacturing requirements may adversely affect us in a number of ways, including:

     -    we may not be able to meet commercial demands for our products;

     - we may not be able to initiate or continue clinical trials of products that are under development; and

     - we may be delayed in submitting applications for regulatory approvals of our products.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE

As part of our overall business strategy, we intend to pursue strategic acquisitions that would provide additional product offerings. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt under the Alpharma loan agreement or otherwise or amortization expenses related to the goodwill and other intangible assets, any of which could have a material adverse effect on our business. In addition, acquisitions involve numerous risks, including:

     - difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

     -    the diversion of management's attention from other business concerns;
          and

     -    the potential loss of key employees of the acquired company.

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

Because some of our products and product candidates are reformulations of existing off-patent drugs, any patent protection afforded to the products will be significantly narrower than a patent on the active ingredient itself. In particular, we do not expect that the active ingredients of our products will qualify for composition-of-matter patent protection.

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

WE MAY BECOME INVOLVED IN PROCEEDINGS RELATING TO INTELLECTUAL PROPERTY RIGHTS

Because our products are based on existing compounds rather than new chemical entities, we may become parties to patent litigation and interference proceedings. The types of situations in which we may become parties to litigation or proceedings include:

     - we may initiate litigation or other proceedings against third parties to enforce our patent rights;

     - we may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by them or to obtain a judgment that our products or processes do not infringe their patents;

     - if our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention; or

     - if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

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

WE ARE DEPENDENT ON A FEW KEY EMPLOYEES WITH KNOWLEDGE OF THE PEDIATRIC PHARMACEUTICAL INDUSTRY

We are highly dependent on the principal members of our management and scientific staff, particularly Dr. Clemente, the president and chairman of our board of directors. The loss of the services of any of these individuals could have a material adverse effect on our business. We do not carry key-man insurance with respect to any of our executive officers other than Dr. Clemente.

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

OUR PROMOTION ARRANGEMENTS DEPEND ON THE SUPPORT OF OUR COLLABORATORS

We plan to enter into arrangements to promote some pharmaceutical products of third parties to pediatricians in the United States. For example, in April 1999, we entered into a one-year co-promotion agreement with King Pharmaceuticals, Inc. to market Pediotic, a combination corticosteroid/antibiotic. The success of any arrangement is dependent on, among other things, the third party's commitment to the arrangement, the financial condition of the third party and market acceptance of the third party's products.

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

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes and the promissory note issued by Ascent to Alpharma under its loan agreement with Alpharma. At December 31, 1999, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at December 31, 1999, which was not materially different from the year-end carrying value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part in Ascent's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000 (the "Definitive Proxy Statement") under the caption "Proposal 1 - Election of Directors," which section is incorporated herein by this reference. The information required by this item is also contained in part under the caption "Executive Officers and Significant Employees" in Part I of this Annual Report on Form 10-K, following Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in the Definitive Proxy Statement under the caption "Proposal 1 - Election of Directors," which section is incorporated herein by this reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

          Financial Statements of Ascent Pediatrics, Inc.:
               Report of Independent Public Accountants
               Balance Sheets
               Statements of Operations
               Statements of Stockholders' Equity (Deficit)
               Statements of Cash Flows
               Notes to Financial Statements

          Financial Statements of a Product Line of Upsher-Smith Laboratories,
          Inc.:
               Independent Auditors' Report
               Statements of Assets Related to the Product Line
               Statements of Net Sales and Identified Costs and Expenses of
                    the Product Line
               Notes to Financial Statements

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

     (d)  Reports on Form 8-K:

          1. On October 10, 1999, Ascent filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the U.S. Food and Drug Administration had agreed to reclassify a deficiency letter relating to Ascent's Abbreviated New Drug Application for its Orapred product candidate from a major deficiency to a minor deficiency.

          2. On November 4, 1999, Ascent filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing (i) that Ascent had entered into an agreement with Alpharma Inc. modifying the strategic alliance between the two companies to, among other things, extend (subject to stockholder approval) the exercise period of Alpharma's call option by 12 months to the first half of 2003 and (ii) that ING Furman Selz had agreed to loan Ascent up to $10.0 million in additional financing for general corporate purposes.

          3. On December 20, 1999, Ascent filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing (i) that Dr. Emmett Clemente had been appointed to the office of President of Ascent and (ii) that Warner-Lambert Company had notified Ascent of its intention to terminate its promotion agreement with Ascent relating to the Omnicef(R) (cefdinir) product immediately after the consummation of the sale of Warner-Lambert's assets with respect to such product to Abbott Laboratories.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                        ASCENT PEDIATRICS, INC.
                                            (Registrant)


                                            By: /s/ Emmett Clemente
                                                -----------------------------
                                                Emmett Clemente
                                                President and Chairman of the
                                                  Board
                                                (Principal Executive Officer)

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

Signature                                  Title                                                   Date
---------                                  -----                                                   ----

/s/ Emmett Clemente                        President and Chairman of the Board                     March 30, 2000
-------------------                        (Principal Executive Officer)

/s/ Eliot M. Lurier                        Chief Financial Officer, Treasurer and Clerk            March 30, 2000
-------------------                        (Principal Financial and Accounting Officer)

/s/ Nicholas Daraviras                     Director                                                March 30, 2000
------------------------

/s/ James L. Luikart                       Director                                                March 30, 2000
--------------------

/s/ Lee J. Schroeder                       Director                                                March 30, 2000
--------------------

                                   APPENDIX A

                          INDEX TO FINANCIAL STATEMENTS

                    ASCENT PEDIATRICS, INC.:
                    Report of Independent Accountants.................................................        A-2
                    Balance Sheets....................................................................        A-3
                    Statements of Operations..........................................................        A-4
                    Statements of Stockholders' Equity (Deficit) .....................................        A-5
                    Statements of Cash Flows..........................................................        A-6
                    Notes to Financial Statements.....................................................        A-7

                    A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.:
                    Independent Auditors' Report......................................................        A-23
                    Statement of Assets Related to the Product Line Acquired by Ascent
                       Pediatrics, Inc. as of December 29, 1996 and July 9, 1997 (unaudited)..........        A-24
                    Statements of Net Sales and Identified Costs and Expenses of the Product
                       Line Acquired by Ascent Pediatrics, Inc. Years ended December 31, 1995
                       and December 29, 1996 and seven months ended July 9, 1997 (unaudited)..........        A-25
                    Notes to the Financial Statements.................................................        A-26

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ascent Pediatrics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows, present fairly, in all material respects, the financial position of Ascent Pediatrics, Inc., at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Boston, Massachusetts
February 17, 2000, except as to
 the information in the fourth
 paragraph of note T for which
 the date is March 13, 2000.

                             ASCENT PEDIATRICS, INC.
                                 BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                            -----------------------------------
                                                                                                1999                    1998
                                                                                                ----                    ----
                                     ASSETS
Current Assets
     Cash and cash equivalents ..........................................................   $  1,067,049           $  2,171,777
     Accounts receivable, less allowance for doubtful accounts of $67,000
       and $48,000 at December 31, 1999 and 1998, respectively ..........................        759,098                918,307
     Inventory ..........................................................................      1,012,430                919,785
     Other current assets ...............................................................        132,555                274,983
                                                                                            ------------           ------------
          Total current assets ..........................................................      2,971,132              4,284,852
Fixed assets, net .......................................................................        516,165                730,894
Debt issue costs, net ...................................................................      1,882,365                669,852
Intangibles, net ........................................................................      9,857,648             10,523,789
Other assets ............................................................................         45,300                 91,543
                                                                                            ------------           ------------
          Total assets ..................................................................   $ 15,272,610           $ 16,300,930
                                                                                            ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable ...................................................................   $  1,645,302           $  1,510,193
     Interest payable ...................................................................        523,023                208,862
     Accrued expenses ...................................................................      1,600,855              2,097,381
                                                                                            ------------           ------------
          Total current liabilities .....................................................      3,769,180              3,816,436
Subordinated secured notes ..............................................................     21,461,041              8,681,474
                                                                                            ------------           ------------
          Total liabilities .............................................................     25,230,221             12,497,910
Commitments and contingencies (Note G)
Stockholders' equity (deficit)
     Preferred stock, $.01 par value; 5,000,000 shares authorized; 0 and 7,000 shares, designated as Series G convertible exchangeable preferred stock,
          issued and outstanding at December 31, 1999 and 1998, respectively ............             --              6,461,251
     Common stock, $.00004 par value; 60,000,000 shares authorized;
           9,643,883 and 6,975,921 shares issued and outstanding at
          December 31, 1999 and 1998, respectively ......................................            385                    279
     Additional paid-in capital .........................................................     56,304,465             47,951,271
     Accumulated deficit ................................................................    (66,262,461)           (50,609,781)
                                                                                            ------------           ------------
          Total stockholders' equity (deficit) ..........................................     (9,957,611)             3,803,020
                                                                                            ------------           ------------
          Total liabilities and stockholders' equity (deficit) ..........................   $ 15,272,610           $ 16,300,930
                                                                                            ============           ============

    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                            STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                   1999                   1998                   1997
                                                                   ----                   ----                   ----

Product revenue, net ...............................          $  3,039,678           $  4,352,899           $  2,073,458
Co-promotional revenue .............................             4,007,500                122,819                     --
                                                              ------------           ------------           ------------
Total net revenue ..................................             7,047,178              4,475,718              2,073,458
Costs and expenses
     Costs of product sales ........................             1,626,339              2,383,431              1,245,543
     Selling, general and administrative ...........            15,808,252             13,616,237              7,717,557
     Research and development ......................             3,833,310              4,522,046              4,804,823
                                                              ------------           ------------           ------------
     Total costs and expenses ......................            21,267,901             20,521,714             13,767,923
          Loss from operations .....................           (14,220,723)           (16,045,996)           (11,694,465)
Interest income ....................................                67,617                368,570                693,019
Interest expense ...................................            (1,499,574)            (1,387,412)            (1,518,375)
Other income .......................................                    --                     --                 21,742
                                                              ------------           ------------           ------------
          Loss before extraordinary item ...........           (15,652,680)           (17,064,838)           (12,498,079)
Extraordinary item- loss on early extinguishment of
     debt, net of taxes of $0 (Note M) .............                    --              1,166,463                     --
          Net loss .................................           (15,652,680)           (18,231,301)           (12,498,079)
Accretion to redemption value of preferred stock ...                    --                     --                247,361
Preferred stock dividend ...........................               418,958                449,169                     --
                                                              ------------           ------------           ------------
          Net loss to common stockholders ..........          $(16,071,638)          $(18,680,470)          $(12,745,440)
                                                              ============           ============           ============

Results per common share:
    Historical - basic and diluted:
          Loss before extraordinary item ...........          $      (1.91)          $      (2.46)          $      (3.02)
          Extraordinary item loss of early
          extinguishment on debt ...................          $         --           $      (0.17)          $         --
          Accretion to redemption value of preferred
          stock ....................................          $         --           $         --           $      (0.06)

          Preferred stock dividend .................          $      (0.05)          $      (0.06)          $         --
                                                              ------------           ------------           ------------

          Net loss to common stockholders ..........          $      (1.96)          $      (2.69)          $      (3.08)
                                                              ============           ============           ============

Weighted average shares, basic and diluted .........             8,182,085              6,939,348              4,134,068
                                                              ============           ============           ============


                        STATEMENTS OF COMPREHENSIVE LOSS

                                                                               Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                  1999                   1998                   1997
                                                                  ----                   ----                   ----
          Net loss .................................          $(15,652,680)          $(18,231,301)          $(12,498,079)
          Unrealized gain on securities.............                    --                     --                  1,116
                                                              ------------           ------------           ------------
          Comprehensive loss .......................          $(15,652,680)          $(18,231,301)          $(12,496,963)
                                                              ============           ============           ============

    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               NUMBER OF SHARES
                                            ----------------------                                          PAR       ADDITIONAL   '
                                            PREFERRED       COMMON    PREFERRED   PREFERRED    PREFERRED   VALUE        PAID-IN
                                              STOCK         STOCK     SERIES A    SERIES B     SERIES G    COMMON       CAPITAL
                                            ---------       ------    ---------   ---------    ---------   ------     ----------   -

Balance, December  31, 1996 .............   1,199,999      198,155     280,110    2,574,993            --      8               --
Accretion to redemption value of Series
  F redeemable convertible preferred
  Stock .................................
Issuance of common stock pursuant to
  an initial public offering net of
  issuance costs of  $2,630,751 .........                2,240,000                                            90       17,529,249
Conversion of preferred stock ...........  (1,199,999)   4,440,559    (280,110)  (2,574,993)                 178       27,853,861
Cashless exercise of warrants ...........                   13,296                                            --               --
Warrants issued to subordinated
  secured noteholders ...................                                                                               2,505,740
Common stock issued upon option
  exercise at $2.35 per share ...........                    1,275                                             --           2,996
Common stock issued for sales force .....                       47                                             --              --
Change in unrealized gain
  on securities .........................
Net loss ................................
                                            ---------    ---------   ---------  -----------   -----------   -----    ------------
Balance, December  31, 1997 .............           0    6,893,332          --           --            --     276      47,891,846
Series G convertible exchangeable
  preferred stock, net of issuance
costs of $538,749 .......................       7,000                                           6,461,251
Warrants issued to subordinated
  secured noteholders, net of issuance
  costs of $24,488 ......................                                                                                 322,997
Common stock issued upon
  option exercise .......................                   29,963                                              1          40,499
Employee stock purchase plan ............                   52,626                                              2         117,798
Amortization of unearned compensation ...                                                                                  27,300
Dividend on Series G convertible
  exchangeable preferred stock ..........                                                                                (449,169)
Change in unrealized loss on securities .
Net loss ................................
                                            ---------    ---------   ---------  -----------   -----------   -----    ------------
Balance, December  31, 1998 .............       7,000    6,975,921   $      --  $        --   $ 6,461,251   $ 279    $ 47,951,271
Issuance of common stock pursuant to
  Furman Selz/Alpharma agreement.........                2,566,958                                            103       8,282,021
  Conversion of preferred stock .........      (7,000)                                         (6,461,251)
  Acceleration of accretion of secured
   debt .................................                                                                                (242,079)
  Acceleration of debt issue costs ......                                                                                (460,632)
  Preferred stock dividend variable rate
   adjustment ...........................                                                                                 210,153
Warrants and options issued to
   subordinated secured noteholders .....                                                                                 811,263
Cashless exercise of warrants ...........                   17,408
Employee stock purchase plan ............                   83,596                                              3         171,426
Dividend on Series G convertible
  exchangeable preferred stock ..........                                                                                (418,958)
Net loss ................................
                                            ---------    ---------   ---------  -----------   -----------   -----    ------------
Balance, December 31, 1999 ..............          --    9,643,883   $      --  $        --   $        --   $ 385    $ 56,304,465
                                            =========    =========   =========  ===========   ===========   =====    ============


                                                             ACCUMULATED      ACCUMULATED
                                                                OTHER         STOCKHOLDERS
                                            ACCUMULATED      COMPREHENSIVE      EQUITY
                                              DEFICIT           INCOME         (DEFICIT)
                                            -----------      -------------   ------------

Balance, December  31, 1996 .............   (19,633,040)              --     (16,777,929)
Accretion to redemption value of Series
  F redeemable convertible preferred
  Stock .................................      (247,361)                        (247,361)
Issuance of common stock pursuant to
  an initial public offering net of
  issuance costs of  $2,630,751 .........                                     17,529,339
Conversion of preferred stock ...........                                     24,998,936
Cashless exercise of warrants ...........                                             --
Warrants issued to subordinated
  secured noteholders ...................                                      2,505,740
Common stock issued upon option
  exercise at $2.35 per share ...........                                          2,996
Common stock issued for sales force .....                                             --
Change in unrealized gain
  on securities .........................                          1,116           1,116
Net loss ................................   (12,498,079)                     (12,498,079)
                                           ------------     ------------    ------------
Balance, December  31, 1997 .............   (32,378,480)           1,116      15,514,758
Series G convertible exchangeable
  preferred stock, net of issuance
costs of $538,749 .......................                                      6,461,251
Warrants issued to subordinated
  secured noteholders, net of issuance
  costs of $24,488 ......................                                        322,997
Common stock issued upon
  option exercise .......................                                         40,500
Employee stock purchase plan ............                                        117,800
Amortization of unearned compensation ...                                         27,300
Dividend on Series G convertible
  exchangeable preferred stock ..........                                       (449,169)
Change in unrealized loss on securities .                         (1,116)         (1,116)
Net loss ................................   (18,231,301)                     (18,231,301)
                                           ------------     ------------    ------------
Balance, December  31, 1998 .............  $(50,609,781)    $         --    $  3,803,020
Issuance of common stock pursuant to
  Furman Selz/Alpharma agreement.........                                      8,282,124
Conversion of preferred stock ...........                                     (6,461,251)
Acceleration of accretion of secured debt                                       (242,079)
Acceleration of debt issue costs ........                                       (460,632)
Preferred stock dividend variable rate
  adjustment ............................                                        210,153
Warrants and options issued to
subordinated secured noteholders ........                                        811,263
Cashless exercise of warrants ...........                                             --
Employee stock purchase plan ............                                        171,429
Dividend on Series G convertible
  exchangeable preferred stock ..........                                       (418,958)
Net loss ................................   (15,652,680)                     (15,652,680)
                                           ------------     ------------    ------------
Balance, December 31, 1999 ..............  $(66,262,461)    $         --    $ (9,957,611)
                                           ============     ============    ============

    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                           1999                   1998                   1997
                                                                           ----                   ----                   ----
Cash flows for operating activities:
     Net loss ...............................................          $(15,652,680)          $(18,231,301)          $(12,498,079)
     Adjustments to reconcile net loss to net cash used
       for operating activities:
          Depreciation and amortization .....................             1,074,852                472,113                437,417
          Non-cash interest expense .........................               554,439              1,323,083              1,325,644
          Non-cash extraordinary items ......................                    --              1,166,463                     --
          Provision for bad debts ...........................                18,766                     --                 50,000
          Inventory write-off ...............................              (539,825)                    --                     --
          Loss/(gain) on disposals of fixed assets ..........                28,834                  8,568                 (9,242)
          Changes in operating assets and liabilities:
              Accounts receivable ...........................               140,443               (152,698)              (815,609)
              Inventory .....................................               447,179               (130,287)              (379,046)
              Other assets ..................................               188,671               (192,026)              (121,395)
              Accounts payable ..............................               135,109                    935              1,012,603
              Interest payable ..............................               314,161                208,862                     --
              Accrued expenses ..............................              (512,794)               633,187                 80,823
                                                                       ------------           ------------           ------------
                   Net cash used for operating activities ...           (13,802,845)           (14,893,101)           (10,916,884)
Cash flows used for investing activities:
     Purchases of property and equipment ....................              (222,815)              (356,335)              (804,896)
     Proceeds from sale of fixed assets .....................                    --                     --                 38,050
     Payments related to acquisition ........................                    --             (5,500,000)            (6,155,145)
     Purchase of marketable securities ......................                    --                     --             (2,526,784)
     Sales of marketable securities .........................                    --              2,526,784                     --
                                                                       ------------           ------------           ------------
                   Net cash used for investing activities ...              (222,815)            (3,329,551)            (9,448,775)
Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
       issuance costs .......................................             1,122,065                185,600             17,529,339
     Proceeds from sale of preferred stock, net of
       issuance costs .......................................                    --              6,461,251              6,922,229
     Proceeds from issuance of debt .........................            13,286,226              8,652,515              4,303,775
     Proceeds from issuance of debt related warrants ........               262,463                322,997              2,696,225
     Repayment of debt ......................................                    --             (6,125,000)              (875,000)
     Payment of debt issue costs ............................            (1,347,131)              (661,192)              (596,040)
     Payments of preferred stock dividends ..................              (402,691)              (142,354)                    --
                                                                       ------------           ------------           ------------
                    Net cash provided by financing activities            12,920,932              8,693,817             29,980,528
Net (decrease) increase in cash and cash equivalents ........            (1,104,728)            (9,528,835)             9,614,869
Cash and cash equivalents, beginning of year ................             2,171,777             11,700,612              2,085,743
                                                                       ------------           ------------           ------------
Cash and cash equivalents, end of year ......................          $  1,067,049           $  2,171,777           $ 11,700,612
                                                                       ============           ============           ============
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest ..........................................          $    818,460           $    502,550           $    175,000
          Income taxes ......................................                29,348                 65,387                  8,049
     Noncash transactions:
Conversion of convertible and redeemable
          Convertible preferred stock to common stock .......             6,461,251                     --             27,854,039

    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

A.   NATURE OF BUSINESS

Ascent Pediatrics, Inc. ("Ascent" or the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. Since its inception, until July 9, 1997, the Company operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith") and subsequently commenced sales of the Feverall line of products. In October 1997, the Company also commenced sales of Pediamist nasal saline spray. During February 1999, the Company began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company, which agreement was subsequently terminated in January 2000. During May 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States pursuant to a co-promotion agreement with King Pharmaceuticals, Inc.

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

PLAN OF OPERATIONS

Ascent has incurred net operating losses since its inception. At December 31, 1999, the Company's cumulative deficit was approximately $66,262,000. Such losses have resulted primarily from costs incurred in the Company's product development programs, general and administrative costs associated with the Company's product development and costs associated with raising equity capital and the establishment and maintenance of the Company's sales force. The Company expects to incur additional operating losses as it continues its product development programs and maintains its sales and marketing organization and introduces product to the market and expects cumulative losses to increase. Ascent anticipates that, based upon its current operating plan and its existing capital resources, it will have enough cash through December 31, 2000. In order to obtain these funds, we expect that we will borrow the remaining $8.5 million available under Ascent's financing arrangements with ING Furman Selz.

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

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

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

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Revenue from one customer was 50% of total net revenue for the year ended December 31, 1999. Two customers comprised 71% of the accounts receivable balance at December 31, 1999.

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

Intangible Assets

Intangible assets consist of goodwill, patents, trademarks and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company shall recognize an impairment loss as a charge to operations. If impaired, the intangible asset would be written down to the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period.

Revenue Recognition

Product revenue is recognized upon shipment of the product when the terms are F.O.B. shipping point or upon customer receipt of the product when the terms are F.O.B. destination and provided that no significant obligations remain outstanding and the resulting receivable is deemed collectible by management. Co-promotion revenue is recognized as earned based upon the performance requirements of the respective agreement.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Expenses

Costs for catalogs and other media are expensed as incurred. For the years ended December 31, 1999, 1998 and 1997, costs were $1,402,236, $1,278,002 and
$1,615,318, respectively.

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Accounting for Stock-Based Compensation

The Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and has elected the disclosure-only alternative permitted under the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has disclosed the pro forma net loss and pro forma net loss per share in the footnotes using the fair value based method in fiscal years 1999, 1998 and 1997.

Net Loss Per Common Share

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

Options, warrants, preferred stock and debt to purchase or convert to 5,655,517, 1,890,487, and 3,196,511 shares of common stock were outstanding as of December 31, 1999, 1998 and 1997, but were not included in the computation of diluted net loss per common share. These potentially dilutive securities have not been included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

Additionally, options and warrants to purchase 6,068,792, 3,026,603, and 965,726 shares of common stock were outstanding as of December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

Comprehensive Income

Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the unrealized gains and losses on certain marketable securities.

Debt Issue Costs

The costs incurred for the issuance of debt are initially captured in the deferred charges account on the balance sheet until an agreement is consummated. At such time the costs are capitalized as debt issue costs and are amortized over the life of the debt with the amortization being charged to interest expense on the statement of operations.

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company does not currently engage in derivative trading or hedging activity.

During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters beginning after June 15, 2001. The Company will adopt SFAS 133 in the fiscal quarter beginning after June 15, 2001, although no impact on operating results or financial position is expected.

In November 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" ("SAB 100"). SAB 100 expresses the views of the Staff regarding the accounting for the disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company does not expect the provisions of SAB 100 to have a material impact on its financial statements.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's second quarter of fiscal 2000. The Company does not expect the provisions of SAB 101 to have a material impact on its financial statements.

C.   INVENTORIES

Inventories consist of the following:

                                                                   DECEMBER  31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------   ---------
           Raw materials...............................       $  375,719   $ 248,434
           Finished goods..............................          636,711     671,351
                                                              ----------   ---------
           Total.......................................       $1,012,430   $ 919,785
                                                              ==========   =========

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

D.   FIXED ASSETS

Fixed assets consisted of the following:

                                                                                  DECEMBER 31,
                                                                            -----------------------
                                                                                1999        1998
                                                                            -----------  ----------
                                      Equipment.........................    $ 1,121,708  $1,050,278
                                      Furniture and fixtures............        257,292     239,245
                                      Leasehold improvements............         98,213      98,213
                                                                            -----------  ----------
                                      Total equipment...................    $ 1,477,213  $1,387,736
                                      Less:
                                           Accumulated depreciation.....       (961,048)   (656,842)
                                                                            -----------  ----------
                                      Total.............................    $   516,165  $  730,894
                                                                            ===========  ==========

Depreciation expense amounted to $408,711, $376,437, and $179,669 for the years ended December 31, 1999, 1998 and 1997, respectively.

E.   CO-PROMOTION AGREEMENTS

OMNICEF

In November 1998, the Company signed a promotion agreement with Warner-Lambert Company to begin marketing, in February 1999, OMNICEF(R) (cefdinir) oral suspension and capsules to pediatricians in the United States. The Company agreed to promote OMNICEF(R) (cefdinir) oral suspension and capsules as part of its strategy to leverage its marketing and sales capabilities, including its domestic sales force. On December 6, 1999, Warner-Lambert Company notified the Company that it intended to terminate this promotion agreement immediately after the consummation by Warner-Lambert Company of the sale of its assets with respect to OMNICEF(R) (cefdinir) to Abbott Laboratories in January 2000.

PEDIOTIC

In April 1999, the Company entered into a one-year co-promotion agreement with King Pharmaceuticals Inc. to begin marketing, in May 1999, Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States. As compensation for the Company's co-promotional efforts, King Pharmaceuticals has agreed to pay the Company a base fee with incremental revenue based on achieving certain goals above a specified amount. The Company recognized $625,000 as revenue earned for this agreement for the year ended December 31, 1999.

F.   INCOME TAXES

The provision for income taxes consists of the following:

                                                           YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                                1999                  1998                  1997
                                            -----------           -----------           -----------
Deferred tax expenses/(benefits):
     Federal .....................           (5,206,072)           (5,433,714)           (4,276,253)
     State .......................           (1,496,718)           (2,096,174)             (345,344)
     Change in Valuation Allowance            6,702,790             7,529,888             4,621,597
          Total Deferred .........                    0                     0                     0
                                            -----------           -----------           -----------
          Total Provision ........          $         0           $         0           $         0
                                            ===========           ===========           ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1999 and 1998 the components of deferred tax assets (liabilities) are as follows:

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                                                  1999                  1998
                                                               ------------         ------------
      Net operating loss carryforwards...............            18,706,086         $ 12,596,997
      Credit carryforward ...........................               909,546              436,917
      Capitalized expenses:
           Research and development .................             5,567,393            4,708,695
           G&A ......................................             1,703,220            2,362,573
      Other..........................................               (97,360)             (19,087)

                                                               ------------         ------------
      Total deferred tax assets .....................            26,788,885           20,086,095
      Valuation allowance............................           (26,788,885)         (20,086,095)
                                                               ------------         ------------
      Net deferred tax asset ........................          $         --         $         --
                                                               ============         ============

The provision for income taxes differs from the Federal statutory rate due to the following:

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                  1999           1998            1997
                                                  ----           ----            ----
Tax at statutory rate ........................    (34.00)%       (34.0)%         (34.0)%
State taxes - net of federal benefit..........    ( 6.31)        ( 8.0)           (1.8)
Other ........................................    ( 2.51)          0.3            (1.2)
Change in valuation allowance ................     42.82          41.7            37.0
                                                   -----         ----            ----
Effective tax rate ...........................      0.00%           0.0%            0.0%

At December 31, 1999 the Company had net operating loss carryforwards of $47,490,315 and $43,087,184 for federal and state income tax purposes, respectively. The federal net operating losses expire beginning December 31, 2004 through 2018. The state net operating losses expire beginning December 31, 2000 through 2004. The use of these losses may be limited due to ownership change limitations under Section 382 of the Internal Revenue Code of 1986.

The research and experimental credit carry forward at December 31, 1999 was $633,690 for federal income tax purposes.

Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, tax credits and capitalized expenses. Management has considered the Company's history of annual and cumulative losses and concluded, in accordance with the applicable accounting standards, that it is more likely than not that it will not generate future taxable income prior to the expiration of these items. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly, the deferred tax assets have been fully reserved.

G.   COMMITMENTS

The Company leases office space and equipment under noncancelable operating leases expiring through the year 2002. The Company has an option to renew the building lease for an additional five-year period. Rent expense was $306,948, $300,904, and $233,043 for fiscal years 1999, 1998 and 1997, respectively.

Future minimum lease commitments are as follows:

                                             2000......................    $  617,854
                                             2001......................       393,387
                                             2002......................        42,956
                                                                           ----------
                                             Total.....................    $1,054,197
                                                                           ==========

The Company is a party to supply agreements with two third party manufacturers under which the third party manufacturers have agreed to manufacture Primsol trimethoprim solution and Feverall acetaminophen suppositories respectively, for the Company, and the Company has agreed to purchase all amounts of such products as it may require for the sale in the United States from those third party manufacturers in accordance with agreed upon price schedules. Under the agreement for the Primsol trimethoprim solution, the agreement may be terminated by either party on three months notice any time after October 17, 2004. The Company currently has outstanding purchase agreements of $118,950 with this third party manufacturer. Under the Feverall acetaminophen suppositories agreement, the Company may renew the agreement by giving notice one year before the expiration of the contract on July 10, 2002. There is an option for two additional five-year terms which the Company intends to use. The Company currently has outstanding purchase agreements of $71,500 with this third party manufacturer.

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

H.   ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                  1999                1998
                                                               ----------          ----------
             Employee compensation expenses..........          $1,033,187          $  762,664
             Advertising expenses ...................                  --             183,509
             Legal and accounting expenses ..........              81,726             114,441
             Selling fees and chargebacks ...........              78,071             254,632
             Preferred stock dividend ...............             323,082             306,815
             Other ..................................              84,789             475,320
                                                               ----------          ----------
                                                               $1,600,855          $2,097,381

I.   STOCKHOLDERS' EQUITY AND PREFERRED STOCK

On February 3, 1997, February 19, 1997 and February 28, 1997, the Company completed a third, fourth and fifth closing of its Series F redeemable convertible preferred stock financing, respectively, resulting in the issuance of 1,104,229 shares at $6.50 per share and net proceeds of $6,922,229. Pursuant to the Series F redeemable convertible preferred stock financing the Company granted the purchasers of the third, fourth and fifth closing of Series F redeemable convertible preferred stock financing, warrants to purchase an aggregate of 362,152 shares of common stock (see Note J).

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

On June 1, 1998, the Company issued and sold to funds affiliated with Furman Selz Investments and BancBoston Ventures 7,000 shares of Series G convertible exchangeable preferred stock for an aggregate purchase price of $7 million. The Series G preferred stock was convertible into common stock at a price of $4.75 per share (which was above the fair market value of the Company's common stock on June 1, 1998) and was entitled to cumulative annual dividends equal to 8% of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998. The Series G preferred stock could have been exchanged for 8% seven-year convertible subordinated notes having an aggregate principle amount equal to the aggregate liquidation preference of the preferred stock solely at the option of the Company any time within the seven years of issuance of the preferred stock (see Note N).

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

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

connection with the consummation of the Company's strategic alliance with Alpharma, the Company and the Series G purchasers consummated the transactions contemplated above.

On July 23, 1999, the Company consummated a merger with a wholly-owned subsidiary pursuant to which each share of common stock of the Company was converted into one depositary share (each, a "Depositary Share"), representing one share of common stock, subject to a call option, and represented by a depositary receipt. As used in these financial statements, the terms "Common Stock" and common shares" includes the Depositary Shares and the term "common stockholders" includes the holders of Depositary Shares for all periods from and after July 23, 1999.

J.   STOCK PURCHASE WARRANTS

Pursuant to the Stock Purchase Agreement dated July 12, 1995, as amended August 16, 1995, the Company granted the purchasers of Series E redeemable convertible preferred stock, warrants to purchase an aggregate of 103,891 shares of common stock. These warrants, none of which have been exercised, are exercisable at $10.59 per share for a period of five years from the date of grant.

Pursuant to the Stock Purchase Agreement dated June 28, 1996, as amended December 18, 1996 and February 28, 1997, the Company granted the purchasers of Series F redeemable convertible preferred stock warrants to purchase an aggregate of 651,334 shares of common stock. These warrants are exercisable at $7.65 per share for a period of five years from the date of grant. Prior to the closing of the Public Offering, a cashless exercise of 102,387 warrants resulted in the issuance of 13,296 shares of common stock. Upon the closing of the Public Offering, the aggregate number of shares issuable upon exercise of these warrants decreased from 548,947 to 466,604 and the per share exercise price increased from $7.65 to $9.00, pursuant to the terms of such warrants. These warrants, none of which were exercised in 1997, 1998 or 1999, retained the cashless exercise feature after the closing of the Public Offering.

On February 28, 1997, the Company issued warrants exercisable for an aggregate of 48,449 shares of common stock at a weighted average exercise price of $4.61 per share to certain financial advisors for services rendered for Series F redeemable convertible preferred stock. These warrants, none of which were exercised in 1997 or 1998, contain a cashless exercise feature and expire on February 28, 2002. During 1999 a cashless exercise of 11,474 warrants resulted in the issuance of 11,440 shares of common stock.

In 1997, the Company also issued warrants to Subordinated Secured Note holders. Warrants were issued to purchase (i) 561,073 shares of common stock at an exercise price of $0.01 per share, and (ii) 218,195 shares of common stock at an exercise price of $5.29 per share (see Note M). The relative fair value was recorded as a contribution to additional paid in capital of $2,506,000. During 1999 a cashless exercise of 6,010 warrants, having an exercise price of $0.01 per share, resulted in the issuance of 5,968 shares of common stock.

On June 1, 1998 the Company issued warrants to the purchasers of shares of Series G convertible exchangeable preferred stock to purchase 2,116,958 shares of common stock at an exercise price of $4.75 per share (see Note N). The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $323,000.

On June 30, 1999, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P). The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $195,505.

On October 15, 1999, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 1,000,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P). The fair value of these warrants was recorded as a contribution to additional paid in capital of $513,500.

On December 30, 1999, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 150,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P). The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $66,958.

In 1999, the Company issued stock options to non-employees in conjunction with the issuance of certain subordinated secured notes. The fair value of the options was recorded as debt issued costs and is being amortized as interest expense. The total interest expense recorded in 1999, related to these options, was $35,300.

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

K.   INCENTIVE PLANS

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

In the case of awards of restricted common stock, the Board of Directors or the Committee determines the duration of certain restrictions on transfer of such stock. There have been no awards of restricted common stock made under this plan.

1999 Stock Incentive Plan

On April 14,1999 the Board of Directors voted to adopt the 1999 Stock Incentive Plan (the "1999 Plan") which was approved by the shareholders on July 23, 1999. Under the 1999 Plan, the Board of Directors or a Committee appointed by the Board of Directors is permitted to award shares of restricted common stock or to grant stock options for the purchase of common stock to employees, consultants, advisors and members of the Board of Directors, up to a maximum of 500,000 shares. The 1999 Plan terminates on the earlier of (i) the day after the tenth anniversary of its adoption or (ii) upon issuance of all available shares. There were no awards of restricted common stock made during 1999.

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

A summary of all the Company's stock option activity for the three years ended December 31, 1999 is as follows:

                                                                    WEIGHTED                         WEIGHTED       TOTAL NUMBER OF
                                                     NUMBER OF      AVERAGE         NUMBER OF        AVERAGE          OPTIONS AND
                                                      OPTIONS    EXERCISE PRICE     WARRANTS      EXERCISE PRICE        WARRANTS
                                                     ---------   --------------     ---------     --------------    ---------------
         Outstanding at December 31, 1996.......       633,674       $ 2.40            103,891         $10.59            737,565
              Granted, 1997.....................       463,512         8.34          1,945,655           5.43          2,409,167
              Exercised, 1997...................        (1,275)        2.35           (102,387)          7.65           (103,662)
              Terminated, 1997..................          (850)        2.35           (548,947)          7.65           (549,797)
                                                     ---------       ------         ----------         ------         ----------
         Outstanding at December 31, 1997.......     1,095,061       $ 4.92          1,398,212         $ 4.78          2,493,273
              Granted, 1998.....................       996,450         3.85          2,116,958           4.75          3,113,408
              Exercised, 1998...................       (29,963)        1.35                 --             --            (29,963)
              Terminated, 1998..................      (698,799)        6.50                 --             --           (698,799)
                                                     ---------       ------         ----------         ------         ----------
         Outstanding at December 31, 1998.......     1,362,749       $ 3.69          3,515,170         $ 4.76          4,877,919
              Granted, 1999.....................       781,275         5.46          1,450,000           3.00          2,231,275
              Exercised, 1999...................            --           --         (2,134,442)          4.74         (2,134,442)
              Terminated, 1999..................      (120,388)        5.90                 --             --           (120,388)
                                                     ---------       ------         ----------         ------         ----------
         Outstanding at December 31, 1999.......     2,023,636       $ 4.24          2,830,728         $ 3.87          4,854,364
                                                     =========       ======         ==========         ======         ==========

Summarized information about employee, non-employee and Director stock options outstanding at December 31, 1999 is as follows:

                                                                                   EXERCISABLE
                                                   WEIGHTED                  -----------------------
                                                    AVERAGE      WEIGHTED                   WEIGHTED
                                     NUMBER OF     REMAINING     AVERAGE                    AVERAGE
                   RANGE OF           OPTIONS     CONTRACTUAL    EXERCISE    NUMBER OF      EXERCISE
                EXERCISE PRICES     OUTSTANDING   LIFE (YEARS)    PRICE       OPTIONS        PRICE
                ---------------     -----------   ------------   --------    ---------      --------
                  $1.13-1.88           142,000         8.7       $ 1.21         21,875       $ 1.54
                   2.16-3.00           586,149         7.7         2.40        481,868         2.35
                   3.50-3.88           649,012         8.0         3.75        270,906         3.75
                     6.75              539,475         9.1         6.75        150,000         6.75
                   7.06-9.13           107,000         6.4         8.73         92,000         8.66
                                     ---------                               ---------
                                     2,023,636                               1,016,649

Options exercisable at December 31, 1999, 1998, and 1997 were 1,016,649, 538,191 and 356,633, respectively.

The weighted average fair value at the date of grant for options granted, all with exercise prices equal to the fair market value of the Company's common stock on the date of grant, during 1999, 1998, and 1997 were $2.96, $1.42, and $3.20, respectively, per option.

1997 Employee Stock Purchase Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the closing of the initial public offering, pursuant to which rights are granted to purchase shares of common stock at 85% (or such other higher percentage as the Board of Directors determines to be appropriate) of the lesser of the fair market value of such shares at either the beginning or the end of each six month offering period. The Purchase Plan permits employees to purchase common stock through payroll deductions which may not exceed 10% of an employees compensation as defined in the plan. Under the Purchase Plan, the Company has reserved 500,000 shares of common stock for issuance to eligible employees. The Company issued 83,596 and 52,626 shares of common stock in 1999 and 1998 for consideration of $171,429 and $117,800, respectively, to employees pursuant to the Purchase Plan.

1997 Director Stock Option Plan

In March 1997, the Company adopted the 1997 Director Stock Option Plan (the "Director Plan"). Under the terms of the Director Plan, options to purchase 15,000 shares of common stock were granted to each of the non-employee directors upon the closing of the initial public offering at $9.00 per share. Options to purchase 15,000 shares of common stock are granted to each new non-employee director upon his or her initial election to the Board of Directors. Annual options to purchase 5,000 shares of common stock will be granted to each non-employee director on May 1 of each year commencing in 1998. All options will vest on the first anniversary of the date of grant. However, the exercisability of these options will be accelerated upon the occurrence of a change in control of the Company (as defined in the Director Plan). A total of 300,000 shares of common stock may be issued upon the exercise of stock options granted

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

under the Director Plan. With the exception of the options granted to all non-employee directors on the day of the Public Offering, the exercise price of all options granted under the Director Plan will equal the closing price of the common stock on the date of grant. A total of 55,000, 50,000 and 105,000 options were granted under the Director Plan during the years ended December 31, 1999, 1998 and 1997, respectively.

401(k) Savings and Retirement Plan

On August 28, 1996 the Company adopted a 401(k) Savings and Retirement Plan (the "401(k) Plan"), a tax-qualified plan covering all of its employees who are at least 20.5 years of age and who have completed at least three months of service to the Company. Each employee may elect to reduce his or her current compensation by up to 15%, subject to the statutory limit and have the amount of the reduction contributed to the 401(k) Plan. The 401(k) Plan provides that the Company may, as determined from time to time by the Board of Directors, provide a matching cash contribution. In addition, the Company may contribute an additional amount to the 401(k) Plan, as determined by the Board of Directors, which will be allocated based on the proportion of the employee's compensation for the plan year to the aggregate compensation for the plan year for all eligible employees. Upon termination of employment, a participant may elect a lump sum distribution or, if his or her total amount in the 401(k) Plan is greater than $5,000, may elect to receive benefits as retirement income. Through December 31, 1999, the Company had not matched any cash contributions made by employees to the 401(k) plan.

Stock-Based Compensation Plans

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the 1992 Plan, the 1999 Plan and the Purchase Plan. No compensation expense has been recognized for options granted to employees at fair market value and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for the options granted and shares purchased under the plan consistent with the method prescribed by SFAS 123, the net loss to common shareholders and net loss to common shareholders per share would have been as follows:

                                         1999                               1998                              1997
                             ----------------------------        --------------------------       ---------------------------
                                                 BASIC AND                        BASIC AND                        BASIC AND
                                                  DILUTED                          DILUTED                          DILUTED
                                                 NET LOSS TO                      NET LOSS TO                     NET LOSS TO
                              NET LOSS TO         COMMON          NET LOSS TO       COMMON         NET LOSS TO      COMMON
                                COMMON         SHAREHOLDERS         COMMON      SHAREHOLDERS         COMMON       SHAREHOLDERS
                             STOCKHOLDERS       PER SHARE        STOCKHOLDERS     PER SHARE        STOCKHOLDERS     PER SHARE
                             ------------       ---------        ------------     ---------        ------------     ---------
   As Reported                $(16,071,638)       $(1.96)        $(18,680,470)      $(2.69)        $(12,745,440)      $(3.08)
   Pro Forma                  $(17,382,965)       $(2.13)         (19,356,551)       (2.79)         (13,014,737)       (3.15)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net loss to common stockholders for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1995 and additional awards are anticipated in future years.

The fair value of options and other equity instruments at the date of grant was estimated using the Black-Scholes option pricing model for 1999, 1998 and 1997 with the following assumptions:

                                                                                1999              1998            1997
                                                                            ------------      ------------   ---------------
                              Expected life (years) - stock options           4 years          4 years       2.5 - 4.0 years
                              Expected life (years) - Purchase Plan             .5                .5               .5
                              Risk-free interest rate                       4.91 - 6.15%      4.13 - 5.65%     5.55 - 6.22%
                              Volatility                                        92%               79%               47%
                              Dividend yield                                     0                 0                 0
                              Expected forfeiture rate                          20%               10%               10%

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

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

L.   STOCK OPTION REPRICING

On September 4, 1998, the Board of Directors of the Company and the Compensation Committee of the Board of Directors, by joint written action, authorized the Company to offer to grant each employee who held an outstanding stock option granted under the Company's 1992 Plan, during the period commencing on June 1, 1997 and ending on June 10, 1998 with an exercise price greater than $3.75 per share (collectively, the "Old Options"), a new stock option (collectively, the "New Options") under the 1992 Plan, in exchange for the cancellation of each such Old Option. Each such New Option would (i) have an exercise price of $3.75 per share which was above fair market value, (ii) be exercisable for the same number of shares of the Company's common stock covered by the outstanding unexercised portion of the Old Option cancelled in exchange therefor, and (iii) have a vesting schedule that is based on the vesting schedule of the Old Option it replaces except that each installment covered by the Old Option would vest on the date six months after the date specified in the Old Option and that any part of the Old Option which is currently exercisable would remain exercisable and not be subject to such six month adjustment. Based on this offer, on September 4, 1998, the Company granted to employees New Options to purchase an aggregate of 555,450 shares of Common Stock, at an executable price of $3.75 per share in exchange for and upon cancellation of Old Options to purchase an aggregate of 555,450 shares of Common Stock with a weighted average exercise price of $6.97 per share.

M.   SUBORDINATED SECURED NOTES AND RELATED WARRANTS

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

In connection with the issuance of the subordinated secured notes, on January 31, 1997, the Company issued Series A warrants, to purchase an aggregate of 224,429 shares of common stock, and on June 4, 1997, the Company issued Series A warrants to purchase an aggregate of 336,644 shares of common stock and Series B warrants to purchase an aggregate of 218,195 shares of common stock, to the holders of the subordinates secured notes. The Series A warrants are exercisable at $0.01 per share for a period of seven years from the grant date and the Series B warrants are exercisable at $5.29 per share over the same period. None of these warrants were exercised in 1997 or 1998. The relative fair value of the warrants issued on January 31, 1997 was recorded as an allocation of approximately $450,000 from the subordinated secured notes issued on such date. Consequently, such subordinated secured notes were recorded at approximately $1,550,000. Similarly, the relative fair value of the warrants (as of June 4, 1997) issued on June 4, 1997 was recorded as an allocation of approximately $2,050,000 from the subordinated secured notes issued on such date. Consequently, such notes were recorded at approximately $2,950,000. Accordingly, approximately $2,500,000 of accretion will be charged to interest expense, in addition to the stated interest rates, over the terms of these subordinated secured notes. For the years ended December 31, 1998 and 1997, the accretion charges were $531,192 and $1,132,808, respectively, which were included in interest expense on the statements of operations. The Company also capitalized $596,040 of issuance costs related to the subordinated secured notes which will be amortized over the term of the notes. In June 1998, the Company used $5.3 million from the net proceeds of the Series G financing (see Note N) to repay the outstanding subordinated secured notes. As a result of the early repayment of the subordinated secured notes, the Company accelerated the $842,000 remaining unaccreted portion of the discount. In addition, $325,000 of unamortized debt issue costs were written off. These two items have been recorded as extraordinary items from the loss on early extinguishment of debt in accordance with SFAS 4, "Reporting Gains and Losses From Extinguishment of Debt."

N.   SERIES G PREFERRED STOCK, SUBORDINATED NOTES AND RELATED WARRANTS

On June 1, 1998, pursuant to a Series G Securities Purchase Agreement dated as of May 13, 1998 between the Company and the purchasers names therein (the "Series G Purchase Agreement"), the Company issued and sold to funds affiliated with ING Furman Selz Investments and BancBoston Ventures an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock (the "Preferred Stock"), $9 million of 8% seven-year subordinated notes (the "Subordinated Notes") and seven-year warrants to purchase 2,116,958 shares of common stock for an aggregate purchase price of $16 million (the "1998 Financing"). Of the $9 million of Subordinated Notes issued and sold by the Company, $8,652,515 was allocated to the relative fair value of the Subordinated Notes and $347,485 was allocated to the relative fair value of the warrants and classified as additional paid-in capital ("APIC"). Accordingly, the Subordinated Notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the Subordinated Notes. Amounts allocated to the warrants were included in additional paid in capital. The Preferred Stock is convertible into common stock at a price of $4.75 per share, which was above the fair market value of the Company's common stock at June 1, 1998. The warrants are exercisable at a price

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

of $4.75 per share. The Preferred Stock is entitled to cumulative annual dividends equal to 8% (subject to adjustment) of the liquidation preference of such stock ($1,000), payable semiannually in June and December of each year, commencing December 1998, and may be exchanged for 8% seven-year convertible subordinated notes (the "Convertible Notes") having an aggregate principal amount equal to the aggregate liquidation preference of the Preferred Stock solely at the option of the Company any time within seven years of issuance of the Preferred Stock. The Subordinated Notes and Convertible Notes (when and if issued upon exchange of the Preferred Stock) (collectively, the "1998 Notes") bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing December 1998. Forty percent of the interest due on the Subordinated Notes and fifty percent of the dividends due on the Preferred Stock (or the interest due on the Convertible Notes if issued upon exchange of the Preferred Stock) in each of December 1998, June 1999, December 1999 and June 2000 may be deferred by the Company for a period of three years. In the event of a change in control or unaffiliated merger of the Company, the Company at its sole discretion may also redeem the Preferred Stock (or the Convertible Notes issuable upon exchange of the Preferred Stock) at a price equal to the liquidation preference on such stock ($1,000) plus accrued and unpaid dividends, although the Company will be required to issue new Common Stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of the Company, the holders of the 1998 Notes may require the Company to redeem the 1998 Notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the investment, a representative of Furman Selz Investments was added to the Company's Board of Directors. The Company used a portion of the net proceeds, after fees and expense, of $14.7 million to repay the $5.3 million in subordinated secured notes and used the balance for working capital.

In connection with the Company's strategic alliance with Alpharma (Note O), on February 16, 1999, the Company entered into a second amendment to the May 1998 Series G Purchase Agreement, providing for, among other things, (a) the Company's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase 2,116,958 shares of common stock of the Company from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of common stock of the Company at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares of common stock. In addition, the Company entered into an amendment to a financial advisory services fee agreement with ING Furman Selz whereby the Company agreed to issue 150,000 shares of common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees. On July 23, 1999, following the approval by the Company's stockholders of the reduction in the exercise price of the warrants and the issuance of the additional shares of common stock to the Series G purchasers and ING Furman Selz, and in connection with the consummation of the Company's strategic alliance with Alpharma, the Company and the Series G purchasers consummated the transactions contemplated above.

O.   ALPHARMA STRATEGIC ALLIANCE

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

On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. On July 26, 1999, in connection with the closing of the strategic alliance with Alpharma, the Company borrowed an additional $1.5 million from Alpharma under the loan agreement. In

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

addition, on August 31, 1999, the Company borrowed $1.5 million from Alpharma under the loan agreement and increased the outstanding principal on the existing note to $7.0 million. As of December 31, 1999, Ascent has borrowed $10.5 million under the loan agreement with Alpharma with a remaining balance of $1.5 million available to borrow from the $12.0 million for general corporate purposes. The principal terms of the Alpharma note are set forth below.

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

ALPHARMA SECOND SUPPLEMENTAL AGREEMENT. On October 15, 1999, the Company entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the second supplemental agreement, the Company agreed, among other things, to extend by 12 months the exercise period of Alpharma's call option to the first half of year 2003, to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002 and to modify certain conditions on Ascent's access to funds under the loan agreement relating to the granting of a security interest in any business or product acquires by the Company using such funds and to the performance by the company and the funds affiliated with ING Furman Selz of their respective obligations under the fourth amendment to the May 1998 securities purchase agreement described below. In addition, the Company agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option is subject to the approval of Ascent's stockholders which Ascent expects to seek at the next annual meeting of its stockholders.

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

DEBT ISSUE COSTS. In connection with the Company's strategic alliance with Alpharma, the Company had incurred $1,348,000 in legal, accounting and consulting fees as of December 31, 1999. These fees have been capitalized on the balance sheet as debt issue costs and are being amortized over the life of the debt.

P.   ING FURMAN SELZ LOAN ARRANGEMENTS

$4.0 MILLION FACILITY. On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the Series G Purchase Agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. Of the $2.0 million of convertible subordinated notes issued and sold by Ascent, $1,804,495 was allocated to the relative fair value of the convertible subordinated notes classified as debt, and $195,505 was allocated to the relative fair value of the warrants, classified as APIC. Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,804,495 to the maturity amount of $2,000,000 as interest expense over the term of the convertible subordinated notes. The obligation of the funds affiliated with ING Furman Selz to loan the Company the remaining $2.0 million was subject to the fulfillment to their reasonable satisfaction or the waiver by was the funds of conditions, including that Ascent has or expects to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes and the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz will prevent or eliminate such stockholders' deficit or Alpharma agrees in writing that it will not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit.

On December 30, 1999, the Company borrowed an additional $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent, $871,500 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $128,500 was allocated to the relative fair value of the warrants, (classified as APIC). Accordingly, the 7.5% convertible subordinated notes will be accreted from $871,500 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes.

On February 14, 2000, the Company borrowed the final $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent, $767,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $233,000 was allocated to the relative fair value of the warrants, (classified as APIC). Accordingly, the 7.5% convertible subordinated notes will be accreted from $767,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes.

$10.0 MILLION FACILITY. On October 15, 1999, the Company and the Series G purchasers entered into a fourth amendment to the Series G Purchase Agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to an additional $10.0 million. Upon executing the fourth amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 Ascent depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz. The obligation of the funds affiliated with ING Furman Selz to loan the Company the $10.0 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of certain conditions. The Company has agreed to issue warrants to purchase up to an additional 4,000,000 Ascent depositary shares in connection with borrowings under this credit facility. All of the warrants issued by the Company under the fourth amendment will have an exercise price of $3.00 per share and will expire on October 15, 2006. The Company has agreed that, to the extent it grants Alpharma a security interest in products or businesses acquired by the Company using funds borrowed under the Alpharma loan agreement, the Company will grant a junior security interest in such assets to the funds affiliated with ING Furman Selz to secure the Company's indebtedness under the $10.0 million credit facility.

                             ASCENT PEDIATRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

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

Q.   INTANGIBLE ASSETS

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

The purchase price was allocated to the assets acquired based on their estimated respective fair values on the date of acquisition as follows:

                                                                                       USEFUL
                                                                         AMOUNT         LIVES
                                                                     (IN MILLIONS)   (IN YEARS)
                                                                     -------------   ----------
          Inventory............................................         $   0.4           --
          Trademark............................................             4.5           20
          Manufacturing agreement..............................             5.0           15
          Goodwill.............................................             2.0           20
                                                                        -------
               Total...........................................         $  11.9
                                                                        =======

Accumulated amortization of intangible assets as of December 31, 1999 was $1,657,045.

Amortization expense for intangible assets was $666,141, $691,717 and $299,187 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

R.       PRINCIPAL DEBT COMMITMENTS

The commitment for debt payments over the next five years is as follows:

                      2000......................    $      --
                      2001......................           --
                      2002......................           --
                      2003......................           --
                      2004......................     9,300,000
                      2005 and thereafter.......    12,949,126
                                                   -----------
                      Total.....................   $22,249,126
                                                   ===========

S.       COMPUTATION OF NET INCOME PER SHARE

The following illustrates the computation of basic and diluted net income per share:

                                              Year Ended December 31,
                                     1999              1998              1997
                                     ----              ----              ----
Shares, basic                       8,182,085         6,939,348         4,134,068

Shares, diluted                     8,182,085         6,939,348         4,134,068
                                 ============      ============      ============


Net loss, basic and diluted      $(16,071,638)     $(18,680,470)     $(12,745,440)
                                 ============      ============      ============

Net loss per share - basic              (1.96)            (2.69)            (3.08)
Net loss per share - diluted            (1.96)            (2.69)            (3.08)


T.   SUBSEQUENT EVENTS

On January 24, 2000, Ascent borrowed an additional $1.5 million for general corporate purposes under the loan agreement with Alpharma, bringing the outstanding balance to $12.0 million.

On January 27, 2000, Ascent received FDA approval to market Primsol(R) Solution (trimethoprim HCl oral solution), for the treatment of acute otitis media, or middle ear infection, caused by susceptible organisms in children age six months to twelve years. The Company began commercial shipment of Primsol, which is available only by prescription, in February and physician detailing activity in March.

On February 14, 2000, the Company borrowed the final $1.0 million under the Third Amendment to the May 1998 Series G Purchase Agreement with funds affiliated with ING Furman Selz and issued additional warrants to purchase 150,000 Ascent depositary shares. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent, $868,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $132,000 was allocated to the relative fair value of the warrants (classified as additional paid-in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $868,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes.

On March 13, 2000, the Company borrowed $1.5 million under the Fourth Amendment to the May 1998 Series G Purchase Agreement with funds affiliated with ING Furman Selz and issued additional warrants to purchase 375,000 Ascent depositary shares. Of the $1.5 million of convertible subordinated notes issued and sold by Ascent, $1,215,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $285,000 was allocated to the relative fair value of the warrants (classified as additional paid-in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,215,000 to the maturity amount of $1,500,000 as interest expense over the term of the convertible subordinated notes.

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

                                                            KPMG LLP

Minneapolis, Minnesota
February 21, 1997

                A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.

       STATEMENTS OF ASSETS RELATED TO THE PRODUCT LINE TO BE ACQUIRED BY
                             ASCENT PEDIATRICS, INC.

                                                                                    December 29,           July 9,
                                                                                        1996                1997
                                                                                    ------------           -------
                                                                                                         (Unaudited)
           Inventories, net...............................................            $ 122,235           $ 221,265
                                                                                      ---------           ---------
           Assets of the product line to be acquired......................            $ 122,235           $ 221,265
                                                                                      =========           =========


                 See accompanying notes to financial statements.

                A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.

          STATEMENTS OF NET SALES AND IDENTIFIED COSTS AND EXPENSES OF
           THE PRODUCT LINE TO BE ACQUIRED BY ASCENT PEDIATRICS, INC.

                                                                                                                  For the
                                                                                                               Interim Period
                                                                            Years Ended December 31,             January 1,
                                                                         ------------------------------           1997 to
                                                                            1995                1996            July 9, 1997
                                                                         ------------------------------        --------------
                                                                                                                 (Unaudited)

   Net sales ..................................................          $3,563,761          $3,877,199          $1,486,561
   Identified costs and expenses:
      Cost of sales ...........................................           1,229,848           1,303,336             599,211
      Advertising and promotion expense .......................             657,655             669,456             238,986
      Allocated selling expense ...............................             480,700             571,167             324,974
                                                                         ----------          ----------          ----------
            Total identified costs and expenses ...............           2,368,203           2,543,959           1,163,171
                                                                         ----------          ----------          ----------
            Net sales in excess of identified costs
            and expenses ......................................          $1,195,558          $1,333,240          $  323,390
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

                A PRODUCT LINE OF UPSHER-SMITH LABORATORIES, INC.

       NOTES TO FINANCIAL STATEMENTS OF THE PRODUCT LINE TO BE ACQUIRED BY
                     ASCENT PEDIATRICS, INC. -- (CONTINUED)

(3)  INVENTORIES

     The components of inventories were as follows:

                                                                        December 29,         July 9,
                                                                            1996              1997
                                                                        ------------         -------
                                                                                           (Unaudited)
             Work in process..................................          $    10,864        $    00,000
             Samples and displays.............................               42,486             46,938
             Finished goods...................................               68,885            174,327
                                                                        -----------        -----------

(4)  NET SALES

     Net sales consisted of the following:

                                                                     Years ended
                                                            ------------------------------   Interim Period
                                                            December 31,      December 29,       Ended
                                                                1995              1996         July 9, 1997
                                                            ------------      ------------   --------------
                                                                                              (Unaudited)

          Gross sales.................................      $  4,677,134      $  5,281,399     $  2,205,787
          Less sales returns, discounts and rebates...         1,113,373         1,404,200          719,226
                                                           -------------     -------------   --------------
          Net sales...................................      $  3,563,761      $  3,877,199     $  1,486,561
                                                            ============      ============     ============

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

                                  EXHIBIT INDEX

------------------------------------------------------------------------------------------------------------
3.1(1)             Amended and Restated Certificate of Incorporation of the Company.
------------------------------------------------------------------------------------------------------------
3.2(1)             Amended and Restated By-Laws of the Company.
------------------------------------------------------------------------------------------------------------
4.1(1)             Specimen Certificate for shares of Common Stock, $.00004 par value, of the Company.
------------------------------------------------------------------------------------------------------------
4.2(2)             Form of Depositary Receipt (included in Exhibit 10.1)
------------------------------------------------------------------------------------------------------------
4.3(2)             Form of 7.5% Convertible Subordinated Note of the Company issued on February 19, 1999 under the Alpharma Loan Agreement (as defined below) (included in Exhibit 10.3).
------------------------------------------------------------------------------------------------------------
4.4(2)             Form of 8% Subordinated Note of the Company issued on June 1, 1998 under the May 1998
                   Securities Purchase Agreement (as defined below) (included in Exhibit 10.9).
------------------------------------------------------------------------------------------------------------
4.5(2)             Form of 8% Convertible Subordinated Note of the Company issued on July 23, 1998 under the May 1998 Securities Purchase Agreement (included in Exhibit 10.9).
------------------------------------------------------------------------------------------------------------
4.6(3)             Form of 7.5% Convertible Subordinated Note of the Company issued on July 1, 1999 under the Third Amendment (as defined below) to the May 1998
                   Securities Purchase Agreement (included in Exhibit 10.11).
------------------------------------------------------------------------------------------------------------
4.7                Form of 7.5% Convertible Subordinated Note of the Company issued on October 15, 1999 under the Fourth Amendment (as defined below) to the May 1998
                   Securities Purchase Agreement.
------------------------------------------------------------------------------------------------------------
10.1(4)            Depositary Agreement dated as of February 16, 1999 by and among the Company, Alpharma
                   USPD Inc. ("Alpharma") and State Street Bank and Trust Company.
------------------------------------------------------------------------------------------------------------
10.2(4)            Master Agreement dated as of February 16, 1999 by and among the Company, Alpharma and
                   Alpharma Inc.
------------------------------------------------------------------------------------------------------------
10.3(2)            Loan Agreement (the "Alpharma Loan Agreement") dated as of February 16, 1999 by and among the Company, Alpharma and Alpharma Inc.
------------------------------------------------------------------------------------------------------------
10.4(2)            Guaranty Agreement dated as of February 16, 1999 by and between the Company and Alpharma
                   Inc.
------------------------------------------------------------------------------------------------------------
10.5(2)            Registration Rights Agreement dated as of February 16, 1999 by and between the Company and Alpharma.
------------------------------------------------------------------------------------------------------------
10.6(5)            Supplemental Agreement dated as of July 1, 1999 by and among the Company, Alpharma,
                   Alpharma Inc., State Street Bank and Trust Company and the
                   Original Lenders (as defined therein).
------------------------------------------------------------------------------------------------------------
10.7(6)            Second Supplemental Agreement dated as of October 15, 1999 by and among the Company,
                   Alpharma, Alpharma Inc., State Street Bank and Trust Company
                   and the Original Lenders (as defined therein).
------------------------------------------------------------------------------------------------------------
10.8(6)            Amended and Restated Subordinated Agreement dated as of
                   October 15, 1999 by and among the Company, Alpharma and the
                   Original Lenders (as defined therein).
------------------------------------------------------------------------------------------------------------
10.9(7)            Securities Purchase Agreement (the "May 1998 Securities Purchase Agreement") dated as of
                   May 13, 1998, by and among the Company, Furman Selz Investors II, L.P., FS Employee
                   Investors LLC, FS Parallel Fund L.P., BancBoston Ventures, Inc. and Flynn Partners
------------------------------------------------------------------------------------------------------------
10.10(2)           Second Amendment dated as of February 16, 1999 to the May 1998 Securities Purchase
                   Agreement.
------------------------------------------------------------------------------------------------------------
10.11(3)           Third Amendment (the "Third Amendment") dated as of July 1, 1999 to the May 1998
                   Securities Purchase Agreement.
------------------------------------------------------------------------------------------------------------
10.12(6)           Fourth Amendment (the "Fourth Amendment") dated as of October 15, 1999 to the May 1998
                   Securities Purchase Agreement.
------------------------------------------------------------------------------------------------------------
10.13(1)(8)        Amended and Restated 1992 Equity Incentive Plan.
------------------------------------------------------------------------------------------------------------
10.14(1)(8)        1997 Director Stock Option Plan.
------------------------------------------------------------------------------------------------------------
10.15(1)(8)        1997 Employee Stock Purchase Plan.
------------------------------------------------------------------------------------------------------------
10.16(8)(9)        1999 Stock Incentive Plan.
------------------------------------------------------------------------------------------------------------
10.17(1)           Lease dated November 21, 1996 between the Company and New Boston Wilmar Limited
                   Partnership.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
10.18(1)(4)        Employment Agreement dated as of March 15, 1994 between the Company and Emmett Clemente
                   (the "Clemente Employment Agreement").
------------------------------------------------------------------------------------------------------------
10.19(4)(10)       Amendment No. 1 dated as of March 15, 1999 to the Clemente Employment Agreement.
------------------------------------------------------------------------------------------------------------
10.20              Amendment No. 2 dated as of March 15, 2000 to the Clemente Employment Agreement.
------------------------------------------------------------------------------------------------------------
10.21(1)(4)        Consulting Agreement dated as of April 1, 1996 between the Company and Robert E. Baldini.
------------------------------------------------------------------------------------------------------------
10.22(1)+          Development and License Agreement dated as of October 8, 1996 by and between the Company and Recordati S.A. Chemical and Pharmaceutical Company ("Recordati").
------------------------------------------------------------------------------------------------------------
10.23(1)           Amendment No, 1 dated February 28, 1997 to the Development and License Agreement dated as of October 8, 1996 by and
                   between the Company and Recordati.
------------------------------------------------------------------------------------------------------------
10.24(1)+          Manufacturing and Supply Agreement dated as of October 8, 1996 by and between the
                   Company and Recordati.
------------------------------------------------------------------------------------------------------------
10.25(1)+          Supply Agreement dated as of October 12, 1994 by and between the Company and Lyne
                   Laboratories.
------------------------------------------------------------------------------------------------------------
10.26(1)           Securities Purchase Agreement dated as of January 31, 1997 among the Company,
                   Triumph-Connecticut Limited Partnership and the purchasers identified therein (the
                   "Triumph Agreement."
------------------------------------------------------------------------------------------------------------
10.27(1)           Waiver and Amendment to the Triumph Agreement dated as of March 13, 1997.
------------------------------------------------------------------------------------------------------------
10.28(7)           Second Waiver and Amendment to the Triumph Agreement dated as of May 13, 1998.
------------------------------------------------------------------------------------------------------------
10.29(1)           Series F Convertible Preferred Stock and Warrant Purchase Agreement dated as of June 28,
                   1996 between the Company and certain purchasers identified therein, as amended by
                   Amendment No. 1 dated as of June 28, 1996 and Amendment No. 2 dated as of February 3,
                   1997
------------------------------------------------------------------------------------------------------------
10.30(1)           Form of Common Stock Purchase Warrant issued to Chestnut Partners, Inc. on February 28,
                   1997.
------------------------------------------------------------------------------------------------------------
10.31(1)           Form of Common Stock Purchase Warrant issued to Banque Paribas on February 28, 1997.
------------------------------------------------------------------------------------------------------------
10.32(1)           Form of Common Stock Purchase Warrant with an exercise price of $.01 per share issued to designees of Bentley Securities on February 28, 1997.
------------------------------------------------------------------------------------------------------------
10.33(1)           Form of Common Stock Purchase Warrant with an exercise price of $5.91 per share issued to designees of Bentley Securities on February 28, 1997.
------------------------------------------------------------------------------------------------------------
10.34(3)           Form of Common Stock Purchase Warrant issued by the Company on February on July 1, 1999,
                   December 30, 1999 and February 14, 2000 under the Third Amendment to the May 1998
                   Securities Purchase Agreement (included in Exhibit 10.11).
------------------------------------------------------------------------------------------------------------
10.35              Form of Common Stock Purchase Warrant issued by the Company on October 15, 1999 and
                   December 30, 1999 under the Fourth Amendment to the May 1998
                   Securities Purchase Agreement.
------------------------------------------------------------------------------------------------------------
10.36(1)+          Asset Purchase Agreement dated as of March 25, 1997 (the "Asset Purchase Agreement")
                   between the Company and Upsher-Smith Laboratories, Inc. ("Upsher-Smith"), which includes the form of Manufacturing Agreement between the Company and Upsher-Smith as Exhibit E thereto.
------------------------------------------------------------------------------------------------------------
10.37(1)+          Addendum to Asset Purchase Agreement dated as of July 10, 1997 between the Company and
                   Upsher-Smith.
------------------------------------------------------------------------------------------------------------
10.38              First Amendment to Lease between New Boston Wilmar Limited Partnership and the Company
                   dated as of September 18, 1997.
------------------------------------------------------------------------------------------------------------
23.1               Consent of PricewaterhouseCoopers LLP, independent accountants.
------------------------------------------------------------------------------------------------------------
23.2               Consent of KPMG LLP.
------------------------------------------------------------------------------------------------------------
27.1               Financial Data Schedule (year ended December 31, 1999).
------------------------------------------------------------------------------------------------------------

(1) Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 333-23319).
(2) Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on February 22, 1999.

(3) Incorporated herein by reference to the Exhibits to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-79383) filed with the Commission on July 2, 1999.
(4) Incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-79383).
(5) Incorporated herein by reference to Annex A to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-79383) filed with the Commission on July 2, 1999.
(6) Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K filed with the Commission on November 4, 1999.
(7) Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K filed with the Commission on June 2, 1998.
(8) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
(9) Incorporated herein by reference to Annex D to the Company's Registration Statement on Form S-4 (File No. 333-79383).
(10) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-79383).
------------

+ Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.