Form 10-Q
period 2000-03-31
ASCENT PEDIATRICS INC
filed 2000-05-15
CIK 1019731

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-22347
                                               ---------


                             ASCENT PEDIATRICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


     Delaware     04-3047405
     --------     ----------
     (State  or  other  jurisdiction  of     (IRS  Employer
     incorporation  or  organization)     Identification  Number)


     187  Ballardvale  Street,  Suite  B125,  Wilmington,  MA     01887
     --------------------------------------------------------     -----
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

                               Yes X         No _
                                   -


     Indicate number of shares outstanding of the registrant's Common Stock: As of May 12, 2000, there were 9,764,158 depositary shares outstanding, each depositary share representing one share of common stock, $0.00004 par value per share, and represented by a depositary receipt.


                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS





                                                                                             Page
                                                                       -------------------------------------------------
Part I.  Financial Information

                                                                       Item 1 - Unaudited Condensed Financial Statements

                                                                                                                       1
    Unaudited Condensed Balance Sheets
                                                                                                                       2
    Unaudited Condensed Statements of Operations
                                                                                                                       3
    Unaudited Condensed Statements of Cash Flows
                                                                                                                       4
    Notes to Unaudited Condensed Financial Statements
  Item 2 - Management's Discussion and Analysis of Financial
                                                                                                                      10
    Condition and Results of Operations
                                                                                                                      17
  Item 3 - Quantitative and Qualitative Disclosures About Market Risk
Part II.  Other Information

  Item 2 - Changes in Securities and Use of Proceeds
                                                                                                                      17
                                                                                                                      17
  Item 6 - Exhibits and Reports on Form 8-K
                                                                                                                      18
Signature
Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                 19





PART  I.  FINANCIAL  INFORMATION

ITEM  1  -  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS


                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS



                                             MARCH 31,     DECEMBER 31,

                                                                                   2000           1999
                                                                               -------------  -------------
ASSETS
Current assets
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $    814,114   $  1,067,049
     Accounts receivable, less allowance for doubtful accounts of $63,000 and
          $67,000 at March 31, 2000 and December 31, 1999, respectively . . .     2,212,982        759,098
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,210,580      1,012,430
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       107,736        132,555
                                                                               -------------  -------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     4,345,412      2,971,132

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       572,822        516,165
Debt issue costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,790,354      1,882,365
Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,692,818      9,857,648
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,300         45,300
                                                                               -------------  -------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,446,706   $ 15,272,610
                                                                               =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,449,991   $  1,645,302
     Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       713,248        523,023
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       909,066      1,520,591
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,044,953              -
     Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        90,597         80,264
                                                                               -------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .     4,207,855      3,769,180

Subordinated secured notes. . . . . . . . . . . . . . . . . . . . . . . . . .    25,089,695     21,461,041
                                                                               -------------  -------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    29,297,550     25,230,221

Stockholders' deficit
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2000 and December
                                                                                   31, 1999              -   -
     Common stock, $.00004 par value; 60,000,000 shares authorized;
          9,764,158 and 9,643,883 shares issued and outstanding at
          March 31, 2000 and December 31, 1999, respectively. . . . . . . . .           389            385
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    57,009,396     56,304,465
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .   (69,860,629)   (66,262,461)
                                                                               -------------  -------------
          Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .   (12,850,844)    (9,957,611)
                                                                               -------------  -------------
          Total liabilities and stockholders' deficit . . . . . . . . . . . .  $ 16,446,706   $ 15,272,610
                                                                               =============  =============

       See accompanying notes to unaudited condensed financial statements.
                                      Page1

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                             Three Months Ended March 31,
                             ----------------------------

                                                 2000          1999
                                             ------------  ------------
Product revenue, net. . . . . . . . . . . .  $   574,292   $ 1,241,399
Co-promotional revenue. . . . . . . . . . .      535,414       615,000
                                             ------------  ------------
Total net revenue . . . . . . . . . . . . .    1,109,706     1,856,399

Costs and expenses
     Costs of product sales . . . . . . . .      331,088       581,424
     Selling, general and administrative. .    3,018,311     3,889,960
     Research and development . . . . . . .      744,332       832,993
                                             ------------  ------------
     Total costs and expenses . . . . . . .    4,093,731     5,304,377

          Loss from operations. . . . . . .   (2,984,025)   (3,447,978)

Interest income . . . . . . . . . . . . . .       10,587        25,897
Interest expense. . . . . . . . . . . . . .     (624,730)     (254,704)
                                             ------------  ------------
          Net loss. . . . . . . . . . . . .   (3,598,168)   (3,676,785)

Preferred stock dividend. . . . . . . . . .            -       192,501
                                             ------------  ------------
          Net loss to common stockholders .  $(3,598,168)  $(3,869,286)
                                             ============  ============

Results per common share:
    Historical - basic and diluted:
          Net loss. . . . . . . . . . . . .  $     (0.37)  $     (0.52)
          Preferred stock dividend. . . . .  $         -   $     (0.03)
                                             ------------  ------------
          Net loss to common stockholders
                                             $     (0.37)  $     (0.55)
                                             ============  ============
Weighted average shares outstanding - basic
   and diluted. . . . . . . . . . . . . . .    9,677,349     7,010,821
                                             ============  ============

       See accompanying notes to unaudited condensed financial statements.

                                      Page2

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                      Three Months Ended March 31,
                                      ----------------------------

                                                                            2000          1999
                                                                        ------------  ------------
Cash flows from operating activities:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,598,168)  $(3,676,785)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . .      242,171       248,679
          Non-cash interest expense. . . . . . . . . . . . . . . . . .      147,905        36,025
          Non-cash extraordinary items . . . . . . . . . . . . . . . .            -             -
          Provision for bad debts. . . . . . . . . . . . . . . . . . .       (4,400)       14,801
          Inventory write-off. . . . . . . . . . . . . . . . . . . . .       (3,936)      (36,603)
          Changes in operating assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . . . .   (1,449,484)     (587,387)
              Inventory. . . . . . . . . . . . . . . . . . . . . . . .     (194,214)      257,563
              Other assets . . . . . . . . . . . . . . . . . . . . . .       24,819      (120,441)
              Accounts payable . . . . . . . . . . . . . . . . . . . .     (195,311)      893,090
              Interest payable . . . . . . . . . . . . . . . . . . . .      190,225       185,408
              Accrued expenses . . . . . . . . . . . . . . . . . . . .     (611,525)     (459,217)
              Deferred revenue . . . . . . . . . . . . . . . . . . . .    1,044,953             -
              Other current liabilities. . . . . . . . . . . . . . . .       10,333       (69,694)
                                                                        ------------  ------------
                   Net cash used in operating activities . . . . . . .   (4,396,632)   (3,314,561)

Cash flows from investing activities:
     Purchase of property and equipment. . . . . . . . . . . . . . . .     (133,998)      (13,662)
                                                                        ------------  ------------
                   Net cash (used in) provided by investing activities     (133,998)      (13,662)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs . .      277,695        76,893
     Proceeds from issuance of debt. . . . . . . . . . . . . . . . . .    3,582,701     4,000,000
     Proceeds from issuance of debt related warrants . . . . . . . . .      417,299             -
     Cash paid for debt issue costs. . . . . . . . . . . . . . . . . .            -      (652,471)
                                                                        ------------  ------------
                    Net cash provided by financing activities. . . . .    4,277,695     3,424,422

Net (decrease) increase in cash and cash equivalents . . . . . . . . .     (252,935)       96,199
Cash and cash equivalents, beginning of period . . . . . . . . . . . .    1,067,049     2,171,777
                                                                        ------------  ------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $   814,114   $ 2,267,976
                                                                        ============  ============

       See accompanying notes to unaudited condensed financial statements.
                                      Page3

                             ASCENT PEDIATRICS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     NATURE  OF  BUSINESS

Ascent Pediatrics, Inc. ("Ascent" or the "Company"), incorporated in Delaware on March 16, 1989, is a drug development and marketing company focused exclusively on the pediatric market. From its inception to July 9, 1997, the Company operated as a development stage enterprise, devoting substantially all of its efforts to establishing a new business and to carrying on development activities. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. and subsequently commenced sales of the Feverall line of products. In October 1997, the Company also commenced sales of Pediamist nasal saline spray. During February 1999, the Company began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company, which agreement was terminated in January 2000. During May 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States pursuant to a one-year co-promotion agreement with King Pharmaceuticals, Inc., which agreement expired in April 2000. During February 2000, the Company began marketing Primsol(R) solution, an internally developed prescription antibiotic for the treatment of middle ear infections, in the United States.

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

2.     BASIS  OF  PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended March 31, 2000 and 1999. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with current period presentation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

                                      Page4

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition

Product revenue is recognized upon shipment of the product when the terms are F.O.B. shipping point or upon customer receipt of the product when the terms are F.O.B. destination and provided that no significant obligations remain outstanding and the resulting receivable is deemed collectible by management. Co-promotion revenue is recognized as earned based upon the performance requirements of respective agreement.

During February 2000, the Company launched a new product, Primsol solution with extended payment terms and certain rights of return. Based upon the guidance set forth in SAB 101 (as defined below), the Company has elected to defer the recognition of revenue from the sale of Primsol solution until the product is no longer returnable or sufficient information becomes available to make a reasonable and reliable estimate of returns.

Net  Loss  Per  Common  Share
Options, warrants, and preferred stock to purchase or convert to 767,315 depositary shares and 2,038,490 shares of common stock outstanding as of March 31, 2000 and 1999, respectively, were not included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

Similarly, options, warrants and debt to purchase or convert to 6,898,306 depositary shares and 2,457,153 shares of common stock outstanding as of March 31, 2000 and 1999, respectively, were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

Recent  Accounting  Pronouncements

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's second quarter of fiscal 2000. The Company is currently assessing the impact that the provisions of SAB 101 will have on its financial statements.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

4.     ACCOUNTS  RECEIVABLE

Accounts receivable consists of $1,434,000 in co-promotion receivables as of March 31, 2000. Of this amount, $890,000 relates to the termination of the co-promotion agreement for Omnicef(R) (cefdinir) by Warner-Lambert Company in January 2000. Deferred revenue of $533,000 will be recognized ratably through June 2000 due to contractual non-compete terms in the termination agreement.

                                      Page5

5.     INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:



                              March 31,     December 31,

                   2000        1999
                ----------  ----------
Raw materials.  $  622,508  $  375,719
Finished goods     588,072     636,711
                ----------  ----------
 Total . . . .  $1,210,580  $1,012,430
                ==========  ==========



6.     INTANGIBLE  ASSETS

Intangible assets consist of goodwill, patents, trademarks and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss as a charge to operations. If impaired, the intangible asset would be written down to the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period.

7.     ACCRUED  EXPENSES

Accrued  expenses  consisted  of  the  following:



                              March 31,     December 31,

                                  2000       1999
                                --------  ----------
Employee compensation expenses  $394,117  $1,033,187
Legal and accounting expenses.    51,184      81,726
Selling fees and chargebacks .   129,892      78,071
Preferred stock dividend . . .   323,082     323,082
Other. . . . . . . . . . . . .    10,791       4,525
                                --------  ----------
         Total . . . . . . . .  $909,066  $1,520,591
                                ========  ==========


7.     ALPHARMA  STRATEGIC  ALLIANCE

On February 16, 1999, the Company entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"). This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma agreed to loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance the Company's growth. This agreement was amended as described below.

                                      Page6

On July 23, 1999, following the approval by the Company's stockholders of certain resolutions relating to the strategic alliance with Alpharma, the Company consummated its strategic alliance with Alpharma. In connection with this closing, the Company obtained a call option to acquire all of its outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002 (delayed, subject to stockholder approval, to 2003 pursuant to the second supplemental agreement described below), to purchase all of the Company's common stock then outstanding at a purchase price to be determined by a formula based on the Company's 2001 earnings (delayed, subject to stockholder approval, to the Company's 2002 earnings pursuant to the second supplemental agreement described below). In connection with the closing of these transactions, the Company consummated a merger with a wholly-owned subsidiary pursuant to which each share of common stock of the Company was converted into one depositary share, representing one share of common stock, subject to Alpharma's call option, and represented by a depositary receipt.

On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. As of March 31, 2000, Ascent has borrowed the entire $12.0 million available for general corporate purposes. The principal terms of the Alpharma note are set forth below.

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

                                      Page7

ALPHARMA FIRST SUPPLEMENTAL AGREEMENT. On July 1, 1999, the Company entered into a first supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the first supplemental agreement, the Company agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both the Company's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in the Company's internal operating plan, as updated from time to time. In addition, the Company may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement as of the date of the first supplemental agreement for the purposes set forth in the Company's internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by a newly-formed screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of ING Furman Selz. This screening committee was established for the purpose of approving any changes to the Company's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. The Company's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. The screening committee must act by unanimous approval prior to the approval and commercial launch of the Company's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

ALPHARMA SECOND SUPPLEMENTAL AGREEMENT. On October 15, 1999, the Company entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the second supplemental agreement, the Company agreed, among other things, (i) to extend by 12 months the exercise period of Alpharma's call option to the first half of year 2003, (ii) to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002, (iii) to change the minimum aggregate exercise price of Alpharma's call option from $140 million to $150 million and (iv) to modify certain conditions on Ascent's access to funds under the loan agreement relating to the granting of a security interest in any business or product acquired by the Company using such funds and to the performance by the company and the funds affiliated with ING Furman Selz of their respective obligations under the fourth amendment to the May 1998 Securities Purchase Agreement described below. In addition, the Company agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option is subject to the approval of Ascent's stockholders at the annual meeting of its stockholders scheduled to be held on June 14, 2000.

SERIES G AMENDMENT. In connection with the Company's strategic alliance with Alpharma, on February 16, 1999, the Company entered into a second amendment to the May 1998 Securities Purchase Agreement dated as of May 13, 1998 by and among the Company, BancBoston Ventures, Inc., Flynn Partners and funds affiliated with ING Furman Selz Investments LLC (the "May 1998 Securities Purchase Agreement"), providing for, among other things, (a) the Company's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase 2,116,958 shares of common stock of the Company from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of common stock of the Company at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares of common stock. In addition, the Company entered into an amendment to a financial advisory services fee agreement with ING Furman Selz whereby the Company agreed to issue 150,000 shares of common stock to ING Furman Selz in lieu of the payment of certain financial advisory fees. On July 23, 1999, following the approval by the Company's stockholders of the reduction in the exercise price of the warrants and the issuance of the additional shares of common stock to the Series G purchasers and ING Furman Selz, and in connection with the consummation of the Company's strategic alliance with Alpharma, the Company and the Series G purchasers consummated the transactions contemplated above.

                                      Page8

DEBT ISSUE COSTS. In connection with the Company's strategic alliance with Alpharma, the Company had incurred $1,348,000 in legal, accounting and consulting fees as of March 31, 2000. These fees have been capitalized on the balance sheet as debt issue costs and are being amortized over the life of the debt.

9.     ING  FURMAN  SELZ  LOAN  ARRANGEMENTS

$4.0 MILLION FACILITY. On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz Investments LLC ("ING Furman Selz"). On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the May 1998 Securities Purchase Agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. Of the $2.0 million convertible subordinated notes issued and sold by Ascent, $1,804,495 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $195,505 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,804,495 to the maturity amount of $2,000,000 as interest expense over the term of the convertible subordinated notes. The obligation of the funds affiliated with ING Furman Selz to loan the Company the remaining $2.0 million was subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent has or expects to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes, the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz will prevent or eliminate such stockholders' deficit or Alpharma agrees in writing that it will not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit.

On December 30, 1999, the Company borrowed an additional $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent, $933,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $67,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $933,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes.

On February 14, 2000, the Company borrowed the final $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent, $868,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $132,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $868,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes.

All of the warrants issued by Ascent under the third amendment have an exercise price of $3.00 per share and expire on July 1, 2006.

                                      Page9

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

On March 13, 2000, the Company borrowed $1.5 million under the fourth amendment and issued warrants to purchase 375,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.5 million of convertible subordinated notes issued and sold by Ascent, $1,215,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $285,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,215,000 to the maturity amount of $1,500,000 as interest expense over the term of the convertible subordinated notes.

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

10.     SUBSEQUENT  EVENTS

On April 1, 2000, Ascent entered into an agreement with an unrelated third party to sublease approximately 4,500 square feet of Ascent's office space. This agreement expires in February 2002.

On May 8, 2000, the Company borrowed an additional $1.25 million under the fourth amendment to the May 1998 Securities Purchase Agreement and additional issued warrants to purchase 312,500 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.25 million of convertible subordinated notes issued and sold by Ascent, $1,100,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $150,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,100,000 to the maturity amount of $1,250,000 as interest expense over the term of the convertible subordinated notes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Ascent is a drug development and marketing company focused exclusively on the pediatric market. Ascent commenced operations in March 1989 and prior to the

                                     Page10
quarter ended September 30, 1997 was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. Ascent introduced its first product, Feverall acetaminophen suppositories, during the quarter ended September 30, 1997 and its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997. During the quarter ended March 31, 1999, Ascent began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company. Following the sale by Warner-Lambert of its assets with respect to Omnicef(R) to Abbott Laboratories in January 2000, Ascent ceased promoting this product. During the quarter ended June 30, 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States under a one-year co-promotion agreement with King Pharmaceuticals, Inc. In February 2000, Ascent began marketing Primsol solution, an internally-developed prescription antibiotic for the treatment of middle ear infections.

Ascent has incurred net losses since its inception and expects to incur additional operating losses at least into 2001 as it continues its product development programs, maintains its sales and marketing organization and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through March 31, 2000 of $69,861,000.

In December 1999, Ascent modified its short-term strategy until such time as Ascent determines that its financial condition has adequately improved. Specifically, Ascent is focused on introducing Primsol to the market, obtaining FDA approval for Orapred and introducing it to the market and seeking appropriate co-promotional opportunities. Ascent has suspended its other product development activities until its financial condition has adequately improved.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

REVENUE: Ascent had total net revenue of $1,110,000 for the three months ended March 31, 2000, compared with total net revenue of $1,856,000 for the three months ended March 31, 1999. The decrease in revenue of $746,000 was primarily attributable to a decrease of $642,000 in Feverall revenue due to the loss of a large retail customer and the loss of institutional contracts and a decrease of $80,000 in co-promotional revenue due to the termination of the Omnicef(R) agreement in January 2000.

COST OF PRODUCT SALES: Cost of product sales was $331,000 for the three months ended March 31, 2000, compared with $581,000 for the three months ended March 31, 1999. The decrease in cost of product sales of $250,000 was primarily the result of a decrease of $228,000 in manufacturing costs associated with the production of Feverall as a result of a decrease in sales volume of this product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $3,018,000 for the three months ended March 31, 2000, compared with $3,890,000 for the three months ended March 31, 1999, representing a decrease of $872,000.

Selling and marketing expenses were $2,482,000 for the three months ended March 31, 2000, compared with expenses of $3,063,000 for the three months ended March 31, 1999. The decrease in selling and marketing expenses of $581,000 was primarily the result of decreases of (i) $274,000 in personnel expenses mainly due to a restructured commission policy, (ii) $111,000 in expenses related to maintaining a sales force due to cost containment efforts, (iii) $101,000 in samples and trade promotions due to the termination of the Omnicef(R) co-promotion agreement by Warner-Lambert Company in January 2000 and lower sales for the Feverall product line, (iv) $56,000 in media expenses due to an advertising campaign that ran in 1999 but was not repeated in 2000, and (v) $36,000 in consulting expenses due to the non-renewal of contracts that ended in 1999.

                                     Page11

General and administrative expenses were $536,000 for the three months ended March 31, 2000, compared with expenses of $827,000 for the three months ended March 31, 1999. The decrease of $291,000 was primarily attributable to decreases of (i) $83,000 in personnel expenses due to reduced headcount, (ii) $87,000 due to changes in the Company's bonus plan, (ii) $87,000 in consulting expenses due to the non-renewal of contracts that ended in 1999 and (iii) $23,000 in legal, accounting and investor relations expenses.

RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $744,000 for the three months ended March 31, 2000, compared with expenses of $833,000 for the three months ended March 31, 1999. The decrease of $89,000 was primarily attributable to decreases of (i) $117,000 for the Pediavent and Feverall Extended Release products' research and development programs due to the Company's suspension of product development for its products other that Primsol and Orapred, (ii) $55,000 for the Orapred product's research and development program due to timing differences in expenses while the Company waited for the FDA's response on its Abbreviated New Drug Applications and (iii) $32,000 in consulting expenses due to the reduced use of the consultants' time. These decreases were offset by an increase of $116,000 in research and development expenses related to the production of Primsol solution batches in anticipation of receiving FDA market approval.

INTEREST: Ascent had interest income of $11,000 for the three months ended March 31, 2000, compared with interest income of $26,000 for the three months ended March 31, 1999. The decrease of $15,000 was primarily due to a lower average cash investment balance. Ascent had interest expense of $625,000 for the three months ended March 31, 2000, compared with interest expense of $255,000 for the three months ended March 31, 1999. The increase of $370,000 was primarily attributable to the additional $15.5 of subordinated notes issued and outstanding during the first quarter of 2000 compared to the first quarter of 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and, in 1997, an initial public offering of shares of common stock. As of March 31, 2000, Ascent had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock, approximately $32,318,000 (net of issuance costs and deferred charges) from the issuance of subordinated secured notes and related warrants (including the approximately $12.0 million borrowed under the Alpharma loan agreement) and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock. In addition, in the second half of 1997, Ascent began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray. In February 1999, Ascent began promoting Omnicef(R) pursuant to a promotion agreement with Warner-Lambert Company that was subsequently terminated in January 2000. In May 1999, Ascent began promoting Pediotic(R) pursuant to a one-year co-promotion agreement with King Pharmaceuticals, Inc. that expired in April 2000. In February 2000, Ascent began marketing Primsol solution in the United States.

ALPHARMA STRATEGIC ALLIANCE. On February 16, 1999, Ascent entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD
Inc.  ("Alpharma").   This  strategic  alliance  contemplates  a  number  of
transactions, including a loan agreement under which Alpharma agreed to loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth. In addition, Ascent has obtained a call option to acquire all of its then outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002 (delayed, subject to stockholder approval, to 2003 pursuant to the second supplemental agreement described below), to purchase all of the Ascent common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2001 earnings (delayed, subject to stockholder approval, to Ascent's 2002 earnings pursuant to the second supplemental agreement described below).

                                     Page12

On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. As of March 31, 2000, Ascent has borrowed the entire $12.0 million available for general corporate purposes. The principal terms of the Alpharma note are set forth below. The loan agreement prohibits, among other things, Ascent's ability to make distributions of property or cash, including dividends, in respect of its capital stock.

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

PREPAYMENT. On or before June 30, 2001, Ascent may repay all or a portion of the outstanding principal amount under the note. Ascent may re-borrow any repaid amounts on or before December 31, 2001. At any time after the expiration or termination of the call option and on or before December 31, 2002 (extended, subject to stockholder approval, to December 31, 2003 pursuant to the second supplemental agreement described below), Ascent may prepay all of the outstanding principal amount under the note, together with any accrued and unpaid interest, if it also pays a conversion termination fee equal to 25% of the principal amount of the note outstanding as of December 31, 2001. Ascent may not otherwise prepay the note. Following a change in control of Ascent, Alpharma may require Ascent to repay all outstanding principal and interest under the note.

CONVERSION. Alpharma may convert all or a portion of the then outstanding principal amount of the note into Ascent common stock on one occasion after a change in control of Ascent and at any time after December 31, 2002 at a conversion price of $7.125 per share (subject to adjustment). After January 1, 2003 and on or before February 28, 2003, Alpharma may cause Ascent to borrow all remaining amounts available under the loan agreement (increasing the principal amount of the note to $40.0 million), but only if Alpharma converts all of the principal amount of the note into Ascent common stock within three business days after the increase. On October 15, 1999, pursuant to the second supplemental agreement described below, Ascent and Alpharma agreed, subject to stockholder approval, to change the foregoing dates to December 31, 2003, January 1, 2004 and February 28, 2004, respectively.

ALPHARMA FIRST SUPPLEMENTAL AGREEMENT. On July 1, 1999, Ascent entered into a first supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between Ascent and Alpharma. Under the first supplemental agreement, Ascent agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both Ascent's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in Ascent's internal operating plan, as updated from time to time. In addition, Ascent may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement as of the date of the first supplemental agreement for the purposes set forth in its internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by a screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of ING Furman Selz. This screening committee was established for the purpose of approving any changes to Ascent's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. Ascent's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. The screening committee must act by unanimous approval prior to the approval and commercial launch of Ascent's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

                                     Page13

ALPHARMA SECOND SUPPLEMENTAL AGREEMENT. On October 15, 1999, Ascent entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between Ascent and Alpharma. Under the second supplemental agreement, Ascent agreed, among other things, (i) to delay by 12 months the exercise period of Alpharma's call option to the first half of year 2003, (ii) to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002, (iii) to change the minimum aggregate exercise price of Alpharma's call option from $140 million to $150 million and (iv) to modify certain conditions on Ascent's access to funds under the loan agreement. In addition, Ascent agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option is subject to the approval of Ascent's stockholders at the annual meeting of its stockholders scheduled to be held on June 14, 2000.

ING  FURMAN  SELZ  LOAN  ARRANGEMENTS
$4.0 MILLION FACILITY. On June 30, 1999, Ascent issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz. On July 1, 1999, Ascent and the Series G purchasers entered into a third amendment to the May 1998 Securities Purchase Agreement under which funds affiliated with ING Furman Selz agreed to loan Ascent up to $4.0 million. Upon executing the third amendment, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 Ascent depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. The obligation of the funds affiliated with ING Furman Selz to loan Ascent the remaining $2.0 million was subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent had or expected to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes, the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz would have prevented or eliminated such stockholders' deficit or Alpharma agreed in writing that it would not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit. On December 30, 1999, Ascent borrowed an additional $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. On February 14, 2000, Ascent borrowed the final $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. All of the warrants Ascent has issued under the third amendment have an exercise price of $3.00 per share and will expire on July 1, 2006.

                                     Page14

$10.0 MILLION FACILITY. On October 15, 1999, Ascent and the Series G purchasers entered into a fourth amendment to the May 1998 Securities Purchase Agreement under which funds affiliated with ING Furman Selz agreed to loan Ascent up to an additional $10.0 million. Upon executing the fourth amendment, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz. On March 13, 2000, Ascent borrowed $1.5 million under the fourth amendment and on May 8, 2000, Ascent borrowed an additional $1.25 million under the fourth amendment. The obligation of the funds affiliated with ING Furman Selz to loan Ascent the remaining $7.25 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of certain conditions. Ascent has agreed to issue warrants to purchase up to an additional 4,000,000 depositary shares in connection with borrowings under this credit facility. Ascent has issued warrants exercisable for an aggregate of 687,500 depositary shares in connection with borrowings under the fourth amendment to date. All of the warrants Ascent has issued or will issue under the fourth amendment have or will have an exercise price of $3.00 per share and expire on October 15, 2006. Ascent has agreed that, to the extent it grants Alpharma a security interest in products or businesses acquired by Ascent using funds borrowed under the Alpharma loan agreement, Ascent will grant a junior security interest in such assets to the funds affiliated with ING Furman Selz to secure Ascent's indebtedness under the $10.0 million credit facility.

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

FUTURE CAPITAL REQUIREMENTS. Ascent's future capital requirements will depend on many factors, including the timing of FDA approval of Orapred, the costs and margins on sales of its products, success of its commercialization activities and arrangements, particularly the level of product sales, its ability to acquire and successfully integrate business and products, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of Ascent to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the ability of Ascent to enter into and maintain promotion agreements. Ascent's business strategy requires a significant commitment of funds to engage in product and business acquisitions, to conduct clinical testing of potential products, to pursue regulatory approval of such products and maintain sales and marketing capabilities and manufacturing relationships necessary to bring such products to market.

Ascent anticipates that, based upon its current operating plan and its existing capital resources, it will have enough cash to fund operations through December 31, 2000. In order to do so, Ascent expects to borrow the remaining $7.25 million available under Ascent's financing arrangements with ING Furman Selz. An additional $4.0 million may need to be borrowed for fiscal year 2001. In April 2000, the FDA issued a minor deficiency letter with respect to Ascent's Abbreviated New Drug Applications for Orapred. Ascent still believes, based on the matters raised in the letter and communications with the third party manufacturer that produces this product for Ascent, that it is reasonable to expect that marketing approval of Orapred will be granted within the third quarter of 2000. If Ascent's business does not progress in accordance with its current operating plan, such as if Orapred is not approved by the FDA or its approval is delayed beyond the third quarter of 2000, Ascent may need to raise additional funds, including through collaborative relationships and public or private financings. The additional financing may not be available to Ascent or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to significantly curtail one or more of its planned product development programs or product commercialization efforts, obtain funds through arrangements with collaborative partners or others that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own, or significantly scale back or terminate operations.

                                     Page15

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's second quarter of fiscal 2000. The Company is currently assessing the impact that the provisions of SAB 101 will have on its financial statements.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

CERTAIN  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

This quarterly report on Form 10-Q contains certain forward-looking statements. For this purpose any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission, which are expressly incorporated by reference herein.

                                     Page16

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

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes and the promissory note issued by Ascent to Alpharma under its loan agreement with Alpharma. At March 31, 2000, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at March 31, 2000, which was not materially different from the year-end carrying value.


PART  II.  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

a) See Part 1, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a description of (i) equity securities of Ascent sold by Ascent which were not registered under the Securities Act of 1933, as amended, (each of which was issued pursuant to Section 4(2) of the Securities Act) and (ii) working capital and restrictions and other limitations upon payment of dividends, which information is incorporated herein by reference.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

See the Exhibit Index on Page 19 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

b)     Reports  on  Form  8-K

1. On February 10, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company had received the approval of the U.S. Food and Drug Administration to market Primsol Solution (trimethoprim HCl oral solution), for the treatment of acute otitis media, or middle ear infection, caused by susceptible organisms in children age six months to twelve years.


                                     Page17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




ASCENT PEDIATRICS, INC.
Date: May 15, 2000 . . . . . . . . . . . . . .  By: /s/ ELIOT M. LURIER
                                                -----------------------
                                       Eliot M. Lurier, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                     Page18

                                  Exhibit Index






Exhibit Number  Description
--------------  --------------------------------------------------------------------------

27 . . . . . .  Financial Data Schedule

                Pages 30 through 37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly
99 . . . . . .  incorporated by reference herein)

                                     Page19

[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                           3-MOS
[FISCAL-YEAR-END]                       DEC-31-2000
[PERIOD-START]                          JAN-01-2000
[PERIOD-END]                            MAR-31-2000
[EXCHANGE-RATE]                         1
[CASH]                                      814114
[SECURITIES]                                     0
[RECEIVABLES]                              2275538
[ALLOWANCES]                                 62556
[INVENTORY]                                1210580
[CURRENT-ASSETS]                           4345412
[PP&E]                                     1611211
[DEPRECIATION]                             1038389
[TOTAL-ASSETS]                            16446706
[CURRENT-LIABILITIES]                      4207855
[BONDS]                                   25089695
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                       389
[OTHER-SE]                                57009396
[TOTAL-LIABILITY-AND-EQUITY]              16446706
[SALES]                                     574292
[TOTAL-REVENUES]                           1109706
[CGS]                                       163561
[TOTAL-COSTS]                               331088
[OTHER-EXPENSES]                           3762643
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                          624730
[INCOME-PRETAX]                           (3598168)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                              (3598168)
[EPS-BASIC]                                 (.37)
[EPS-DILUTED]                                 (.37)