Form 10-Q
period 2000-06-30
ASCENT PEDIATRICS INC
filed 2000-08-15
CIK 1019731

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 000-22347
                                               ---------


                             ASCENT PEDIATRICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


     Delaware     04-3047405
     --------     ----------
     (State  or  other  jurisdiction  of     (IRS  Employer
     incorporation  or  organization)     Identification  No.)


     187  Ballardvale  Street,  Suite  B125,  Wilmington,  MA     01887
     --------------------------------------------------------     -----
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

                               Yes X         No _
                                   -


     Indicate number of shares outstanding of the registrant's Common Stock: As of August 8, 2000, there were 9,764,158 depositary shares outstanding, each depositary share representing one share of common stock, $0.00004 par value per share, and represented by a depositary receipt.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS





                                                                                             Page
                                                                       -------------------------------------------------
Part I.  Financial Information
Item 1 - Unaudited Condensed Financial Statements
    Unaudited Condensed Balance Sheets
                                                                                                                       1
    Unaudited Condensed Statements of Operations
                                                                                                                       2
    Unaudited Condensed Statements of Cash Flows
                                                                                                                       3
    Notes to Unaudited Condensed Financial Statements
                                                                                                                       4
  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations
                                                                                                                      11
  Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                                                                                                                      18
Part II.  Other Information
  Item 2 - Changes in Securities and Use of Proceeds
                                                                                                                      18
  Item 4 - Submission of Matters to a Vote of Security Holders
                                                                                                                      18
  Item 5 - Other Information
                                                                                                                      19
  Item 6 - Exhibits and Reports on Form 8-K
                                                                                                                      19
Signature
                                                                                                                      20
Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                 21

PART  I.  FINANCIAL  INFORMATION

ITEM  1  -  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS


                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS


                                         JUNE 30,     DECEMBER 31,

                                                                           2000           1999
                                                                       -------------  -------------
ASSETS
Current assets
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $    395,844   $  1,067,049
     Accounts receivable, less allowance for doubtful accounts of
     $67,000 at June 30, 2000 and December 31, 1999 . . . . . . . . .       556,523        759,098
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,358,015      1,012,430
     Other current assets . . . . . . . . . . . . . . . . . . . . . .       183,023        132,555
                                                                       -------------  -------------
          Total current assets. . . . . . . . . . . . . . . . . . . .     2,493,405      2,971,132

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .       534,015        516,165
Debt issue costs, net . . . . . . . . . . . . . . . . . . . . . . . .     1,701,245      1,882,365
Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . .     9,527,989      9,857,648
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,300         45,300
                                                                       -------------  -------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $ 14,301,954   $ 15,272,610
                                                                       =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .  $    908,175   $  1,645,302
     Interest payable . . . . . . . . . . . . . . . . . . . . . . . .       724,378        523,023
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .       820,766      1,520,591
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .       707,606              -
     Other current liabilities. . . . . . . . . . . . . . . . . . . .        25,838         80,264
                                                                       -------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . . .     3,186,763      3,769,180

Subordinated secured notes. . . . . . . . . . . . . . . . . . . . . .    27,426,484     21,461,041
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        14,080              -
                                                                       -------------  -------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .    30,627,327     25,230,221

Stockholders' deficit
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2000 and December
                                                                           31, 1999              -   -
     Common stock, $.00004 par value; 60,000,000 shares authorized;
          9,764,158 and 9,643,883 shares issued and outstanding at
          June 30, 2000 and December 31, 1999, respectively . . . . .           389            385
     Additional paid-in capital . . . . . . . . . . . . . . . . . . .    57,251,333     56,304,465
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (73,577,095)   (66,262,461)
                                                                       -------------  -------------
          Total stockholders' deficit . . . . . . . . . . . . . . . .   (16,325,373)    (9,957,611)
                                                                       -------------  -------------
          Total liabilities and stockholders' deficit . . . . . . . .  $ 14,301,954   $ 15,272,610
                                                                       =============  =============

       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                        Three Months Ended June 30,     Six Months Ended June 30,
                        ---------------------------     -------------------------

                                                 2000          1999          2000          1999
                                             ------------  ------------  ------------  ------------
Product revenue, net. . . . . . . . . . . .  $   662,620   $   505,459   $ 1,236,912   $ 1,746,858
Co-promotional revenue. . . . . . . . . . .      445,106     1,235,000       980,520     1,850,000
                                             ------------  ------------  ------------  ------------
Total net revenue . . . . . . . . . . . . .    1,107,726     1,740,459     2,217,432     3,596,858

Costs and expenses
     Costs of product sales . . . . . . . .      288,772       320,003       619,860       901,427
     Selling, general and administrative. .    3,328,654     3,700,615     6,346,965     7,590,576
     Research and development . . . . . . .      538,348       988,654     1,282,679     1,821,647
                                             ------------  ------------  ------------  ------------
     Total costs and expenses . . . . . . .    4,155,774     5,009,272     8,249,504    10,313,650

          Loss from operations. . . . . . .   (3,048,048)   (3,268,813)   (6,032,072)   (6,716,792)

Interest income . . . . . . . . . . . . . .       16,842        15,832        27,419        41,729
Interest expense. . . . . . . . . . . . . .     (705,824)     (308,937)   (1,330,555)     (563,640)
Other income. . . . . . . . . . . . . . . .       20,564             -        20,574             -
                                             ------------  ------------  ------------  ------------
          Net loss. . . . . . . . . . . . .   (3,716,466)   (3,561,918)   (7,314,634)   (7,238,703)

Preferred stock dividend. . . . . . . . . .            -       199,402             -       391,903
                                             ------------  ------------  ------------  ------------
          Net loss to common stockholders .  $(3,716,466)  $(3,761,320)  $(7,314,634)  $(7,630,606)
                                             ============  ============  ============  ============

Results per common share:
    Historical - basic and diluted:
          Net loss. . . . . . . . . . . . .  $     (0.38)  $     (0.51)  $     (0.75)  $     (1.03)
          Preferred stock dividend. . . . .  $         -   $     (0.03)  $         -   $     (0.06)
                                             ------------  ------------  ------------  ------------
          Net loss to common stockholders
                                             $     (0.38)  $     (0.54)  $     (0.75)  $     (1.09)
                                             ============  ============  ============  ============
Weighted average shares outstanding - basic
   and diluted. . . . . . . . . . . . . . .    9,764,158     7,026,445     9,720,753     7,018,676
                                             ============  ============  ============  ============

See  accompanying  notes  to  unaudited  condensed  financial  statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                     Six Months Ended June 30,
                                     -------------------------

                                                                        2000          1999
                                                                    ------------  ------------
Cash flows from operating activities:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $(7,314,634)  $(7,238,703)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization. . . . . . . . . . . . . .      491,729       516,384
          Non-cash interest expense. . . . . . . . . . . . . . . .      315,741        74,998
          Provision for bad debts. . . . . . . . . . . . . . . . .            -        11,817
          Inventory write-off. . . . . . . . . . . . . . . . . . .      (16,620)      (79,037)
          Changes in operating assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . .      202,575      (479,874)
              Inventory. . . . . . . . . . . . . . . . . . . . . .     (328,965)      130,514
              Other assets . . . . . . . . . . . . . . . . . . . .      (50,468)      (54,942)
              Accounts payable . . . . . . . . . . . . . . . . . .     (737,127)    1,471,766
              Interest payable . . . . . . . . . . . . . . . . . .      201,355       455,372
              Accrued expenses . . . . . . . . . . . . . . . . . .     (699,825)      (10,193)
              Deferred revenue . . . . . . . . . . . . . . . . . .      707,606             -
              Other current liabilities. . . . . . . . . . . . . .      (54,426)      148,424
              Other liabilities. . . . . . . . . . . . . . . . . .       14,080             -
                                                                    ------------  ------------
                   Net cash used in operating activities . . . . .   (7,268,979)   (5,053,474)

Cash flows from investing activities:
     Purchase of property and equipment. . . . . . . . . . . . . .     (179,920)     (121,139)
                                                                    ------------  ------------
                   Net cash used in investing activities . . . . .     (179,920)     (121,139)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs      277,694        76,893
     Proceeds from issuance of debt. . . . . . . . . . . . . . . .    5,849,797     6,000,000
     Proceeds from issuance of debt related warrants . . . . . . .      650,203             -
     Cash paid for debt issue costs. . . . . . . . . . . . . . . .            -    (1,012,923)
                                                                    ------------  ------------
                    Net cash provided by financing activities. . .    6,777,694     5,063,970

Net decrease in cash and cash equivalents. . . . . . . . . . . . .     (671,205)     (110,643)
Cash and cash equivalents, beginning of period . . . . . . . . . .    1,067,049     2,171,777
                                                                    ------------  ------------
Cash and cash equivalents, end of period . . . . . . . . . . . . .  $   395,844   $ 2,061,134
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

The Company has incurred net losses since its inception and expects to incur additional operating losses in the future as the Company continues its product development programs and introduces products to the market. The Company is subject to a number of risks similar to other companies in the industry, including rapid technological change, uncertainty of market acceptance of products, uncertainty of regulatory approval, limited sales and marketing experience, competition from substitute products and larger companies, customers' reliance on third-party reimbursement, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-party manufacturers, distributors, collaborators and limited suppliers, product liability and dependence on key individuals.

2.     BASIS  OF  PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended June 30, 2000 and 1999. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with current period presentation.

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

During February 2000, the Company launched a new product, Primsol solution, with extended payment terms and certain rights of return. The Company is deferring the recognition of revenue from the sale of Primsol solution until the product is no longer returnable or sufficient information becomes available to make a reasonable and reliable estimate of returns. Through June 30, 2000, the Company has deferred $708,000 in Primsol revenue.

Net  Loss  Per  Common  Share
Options, warrants and preferred stock to purchase or convert to 649,275 depositary shares and 2,110,081 shares of common stock, outstanding as of June 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

Similarly, options, warrants and debt to purchase or convert to 1,416,590 depositary shares and 4,148,571 shares of common stock outstanding as of June 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

Recent  Accounting  Pronouncements

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal 2000. The Company is currently assessing the impact that the provisions of SAB 101 will have on its financial statements.

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

4.     INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:


                              June 30,     December 31,

                   2000        1999
                ----------  ----------
Raw materials.  $  947,496  $  375,719
Finished goods     410,519     636,711
                ----------  ----------
 Total . . . .  $1,358,015  $1,012,430
                ==========  ==========

5.     INTANGIBLE  ASSETS

Intangible assets consist of goodwill, patents, trademarks and a manufacturing agreement and are being amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss as a charge to operations. If impaired, the intangible asset would be written down to the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period.

6.     ACCRUED  EXPENSES

Accrued  expenses  consisted  of  the  following:


                              June 30,     December 31,

                                  2000       1999
                                --------  ----------
Employee compensation expenses  $312,137  $1,033,187
Legal and accounting expenses.    75,485      81,726
Selling fees and chargebacks .    89,280      78,071
Preferred stock dividend . . .   323,082     323,082
Other. . . . . . . . . . . . .    20,782       4,525
                                --------  ----------
         Total . . . . . . . .  $820,766  $1,520,591
                                ========  ==========

6.     ALPHARMA  STRATEGIC  ALLIANCE

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

On July 23, 1999, following the approval by the Company's stockholders of certain resolutions relating to the strategic alliance with Alpharma, the Company consummated its strategic alliance with Alpharma. In connection with this closing, the Company obtained a call option to acquire all of its outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002 (delayed to 2003 pursuant to the second supplemental agreement described below), to purchase all of the Company's common stock then outstanding at a purchase price to be determined by a formula based on the Company's 2001 earnings (delayed to the Company's 2002 earnings pursuant to the second supplemental agreement described below). In connection with the closing of these transactions, the Company consummated a merger with a wholly-owned subsidiary pursuant to which each share of common stock of the Company was converted into one depositary share, representing one share of common stock, subject to Alpharma's call option, and represented by a depositary receipt.

On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. As of June 30, 2000, Ascent has borrowed the entire $12.0 million available for general corporate purposes. The principal terms of the Alpharma note are set forth below.

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

PREPAYMENT. On or before June 30, 2001, the Company may repay all or a portion of the outstanding principal amount due under the note. The Company may re-borrow any repaid amounts on or before December 31, 2001. At any time after the expiration or termination of the call option and on or before December 31, 2002 (extended to December 31, 2003 pursuant to the second supplemental agreement described below), the Company may prepay all of the outstanding principal amount under the note, together with any accrued and unpaid interest, if it also pays a conversion termination fee equal to 25% of the principal amount of the note outstanding as of December 31, 2001. The Company may not otherwise prepay the note. Following a change in control of the Company, Alpharma may require the Company to repay all outstanding principal and interest under the note.

CONVERSION. Alpharma may convert all or a portion of the then outstanding principal amount of the note into common stock of the Company on one occasion after a change in control of the Company and at any time after December 31, 2002 at a conversion price of $7.125 per share (subject to adjustment). After January 1, 2003 and on or before February 28, 2003, Alpharma may cause the Company to borrow all remaining amounts available under the loan agreement (increasing the principal amount of the note to $40.0 million), but only if Alpharma converts all of the principal amount of the note into common stock of the Company within three business days after the increase. On October 15, 1999, pursuant to the second supplemental agreement described below, the Company and Alpharma agreed to change the foregoing dates to December 31, 2003, January 1, 2004 and February 28, 2004, respectively.

ALPHARMA FIRST SUPPLEMENTAL AGREEMENT. On July 1, 1999, the Company entered into a first supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the first supplemental agreement, the Company agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both the Company's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in the Company's internal operating plan, as updated from time to time. In addition, the Company may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement as of the date of the first supplemental agreement for the purposes set forth in the Company's internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of

ING Furman Selz. This screening committee was established for the purpose of approving any changes to the Company's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. The Company's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. Since the resignation of Alan R. Fox as the Company's chief executive officer in December 1999, the Company has maintained only one representative on the screening committee. The screening committee must act by unanimous approval prior to the approval and commercial launch of the Company's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

ALPHARMA SECOND SUPPLEMENTAL AGREEMENT. On October 15, 1999, the Company entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between the Company and Alpharma. Under the second supplemental agreement, the Company agreed, among other things, (i) to extend by 12 months the exercise period of Alpharma's call option to the first half of year 2003, (ii) to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002, (iii) to change the minimum aggregate exercise price of Alpharma's call option from $140 million to $150 million and (iv) to modify certain conditions on Ascent's access to funds under the loan agreement relating to the granting of a security interest in any business or product acquired by the Company using such funds and to the performance by the Company and the funds affiliated with ING Furman Selz of their respective obligations under the fourth amendment to the May 1998 Securities Purchase Agreement described below. In addition, the Company agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option was approved by Ascent's stockholders at the annual meeting of its stockholders held on June 14, 2000.

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

DEBT ISSUE COSTS. In connection with the Company's strategic alliance with Alpharma, the Company had incurred $1,348,000 in legal, accounting and consulting fees as of June 30, 2000. These fees have been capitalized on the balance sheet as debt issue costs and are being amortized over the life of the debt.

8.     ING  FURMAN  SELZ  LOAN  ARRANGEMENTS

$4.0 MILLION FACILITY. On June 30, 1999, the Company issued and sold 7.5% demand promissory notes in the principal amount of $2.0 million to funds affiliated with ING Furman Selz Investments LLC ("ING Furman Selz"). On July 1, 1999, the Company and the Series G purchasers entered into a third amendment to the May 1998 Securities Purchase Agreement under which funds affiliated with ING Furman Selz agreed to loan the Company up to $4.0 million. Upon executing the third amendment, the Company issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $4.0 million and warrants to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz and cancelled the $2.0 million of 7.5% demand promissory notes issued on June 30, 1999. Of the $2.0 million convertible subordinated notes issued and sold by Ascent on July 1, 1999, $1,804,495 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $195,505 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,804,495 to the maturity amount of $2,000,000 as interest expense over the term of the convertible subordinated notes. The obligation of the funds affiliated with ING Furman Selz to loan the Company the remaining $2.0 million was subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of conditions, including that Ascent had or expected to have a stockholders' deficit reflected on the balance sheet (calculated in a manner that treats as equity any amounts outstanding under the 8% subordinated notes, the 7.5% convertible subordinated notes and any amounts outstanding under any debt securities issued upon exchange of the Series G preferred stock) and either the requested loan from the funds affiliated with ING Furman Selz would have prevented or eliminated such stockholders' deficit or Alpharma agreed in writing that it would not deny Ascent's next borrowing request under the Alpharma loan agreement because of such stockholders' deficit.

On December 30, 1999, the Company borrowed an additional $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent on December 30, 1999, $933,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $67,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $933,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes.

On February 14, 2000, the Company borrowed the final $1.0 million under this loan arrangement and issued additional warrants to purchase 150,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent on February 14, 2000, $868,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $132,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $868,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes.

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

On March 13, 2000, the Company borrowed $1.5 million under the fourth amendment and issued warrants to purchase 375,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.5 million of convertible subordinated notes issued and sold by Ascent on March 13, 2000, $1,215,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $285,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,215,000 to the maturity amount of $1,500,000 as interest expense over the term of the convertible subordinated notes.

On May 8, 2000, the Company borrowed an additional $1.25 million under the fourth amendment to the May 1998 Securities Purchase Agreement and issued additional warrants to purchase 312,500 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.25 million of convertible subordinated notes issued and sold by Ascent on May 8, 2000, $1,100,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $150,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,100,000 to the maturity amount of $1,250,000 as interest expense over the term of the convertible subordinated notes.

On June 5, 2000, the Company borrowed an additional $1.25 million under the fourth amendment to the May 1998 Securities Purchase Agreement and issued additional warrants to purchase 312,500 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.25 million of convertible subordinated notes issued and sold by Ascent on June 5, 2000, $1,167,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $83,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,167,000 to the maturity amount of $1,250,000 as interest expense over the term of the convertible subordinated notes.

PAYMENT OF PRINCIPAL AND INTEREST; CONVERSION. The 7.5% convertible subordinated notes issued pursuant to the third and fourth amendments to the May 1998 Securities Purchase Agreement expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share in accordance with the terms of the May 1998 Securities Purchase Agreement, as amended. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

9.     SUBSEQUENT  EVENTS

On July 7, 2000, the Company borrowed an additional $1.5 million under the fourth amendment to the May 1998 Securities Purchase Agreement and issued additional warrants to purchase 500,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.5 million of convertible subordinated notes issued and sold by Ascent on July 8, 2000, $1,382,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $118,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,382,000 to the maturity amount of $1,500,000 as interest expense over the term of the convertible subordinated notes.

On August 7, 2000, the Company borrowed an additional $1.5 million under the fourth amendment to the May 1998 Securities Purchase Agreement and issued additional warrants to purchase 500,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.5 million of convertible subordinated notes issued and sold by Ascent on August 7, 2000, $1,282,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $218,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $1,282,000 to the maturity amount of $1,500,000 as interest expense over the term of the convertible subordinated notes. Following this borrowing, $3.0 million remained available for borrowing under the $10 million credit facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Ascent is a drug development and marketing company focused exclusively on the pediatric market. Ascent commenced operations in March 1989 and, prior to the quarter ended September 30, 1997, was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. Ascent introduced its first product, Feverall acetaminophen suppositories, during the quarter ended September 30, 1997 and its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997. During the quarter ended March 31, 1999, Ascent began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company. Following the sale by Warner-Lambert of its assets with respect to Omnicef(R) to Abbott Laboratories in January 2000, Ascent ceased promoting this product. During the quarter ended June 30, 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States under a one-year co-promotion agreement with King Pharmaceuticals, Inc., which agreement expired in April 2000. In February 2000, Ascent began marketing Primsol solution, an internally-developed prescription antibiotic for the treatment of middle ear infections.

Ascent has incurred net losses since its inception and expects to incur additional operating losses at least into 2001 as it continues its product development programs and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through June 30, 2000 of $73,577,000.

In December 1999, Ascent modified its short-term strategy. Specifically, Ascent determined to focus on introducing Primsol to the market, obtaining FDA approval for Orapred and introducing it to the market and seeking appropriate co-promotional opportunities. In connection with the adoption of this strategy, Ascent suspended its other product development activities until its financial condition has adequately improved.

RESULTS  OF  OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1999

REVENUE: Ascent had total net revenue of $1,108,000 and $2,217,000 for the three and six months ended June 30, 2000, respectively, compared with total net revenue of $1,740,000 and $3,597,000 for the three and six months ended June 30, 1999, respectively. The decrease in revenue of $632,000 for the three months ended June 30, 2000, was primarily attributable to a decrease of $790,000 in co-promotional revenue due to the termination of the Omnicef(R) agreement in January 2000 and the termination of the Pediotic(R) agreement in April 2000 which was partially offset by $74,000 of revenue from sales of Primsol Solution which Ascent introduced to the market in February 2000. The decrease in revenue of $1,380,000 for the six months ended June 30, 2000, was primarily attributable to a decrease of $870,000 in co-promotional revenue due to the termination of the Omnicef(R) agreement in January 2000 and the termination of the Pediotic(R) agreement in April 2000 and a decrease of $466,000 in Feverall revenue due to the loss of a large retail customer and the loss of institutional contracts which was partially offset by $74,000 of revenue from sales of Primsol Solution.

COST OF PRODUCT SALES: Cost of product sales was $289,000 and $620,000 for the three and six months ended June 30, 2000, respectively, compared with $320,000 and $901,000 for the three and six months ended June 30, 1999, respectively. The decrease in cost of product sales of $31,000 for the three months ended June 30, 2000, was primarily due to a prior year raw material write-off of $25,000. The decrease in cost of product sales of $281,000 for the six months ended June 30, 2000, was primarily the result of a decrease of $237,000 in manufacturing costs associated with the production of Feverall as a result of a decrease in sales volume of this product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $3,329,000 and $6,347,000 for the three and six months ended June 30, 2000, respectively, compared with $3,701,000 and $7,591,000 for the three and six months ended June 30, 1999, respectively, representing decreases of $372,000 and $1,244,000, respectively.

Selling and marketing expenses were $2,730,000 and $5,213,000 for the three and six months ended June 30, 2000, respectively, compared with expenses of $2,815,000 and $5,878,000 for the three and six months ended June 30, 1999. The decrease in selling and marketing expenses of $85,000 for the three months ended June 30, 2000, was primarily the result of decreases of (i) $100,000 in personnel expenses mainly due to a restructured commission policy, (ii) $136,000 in expenses related to maintaining a sales force due to cost containment efforts with respect to the operations of the sales force, and (iii) $136,000 in samples expenses reflecting the termination of the Omnicef(R) co-promotion agreement by Warner-Lambert Company in January 2000 and the termination of the sampling that the Company was conducting under the agreement, which decreases were offset by an increase of $260,000 in samples, selling materials, trade promotions, media and telesales for the Primsol Solution product. The decrease in selling and marketing expenses of $665,000 for the six months ended June 30, 2000, was primarily the result of decreases of (i) $374,000 in personnel expenses mainly due to a restructured commission policy, (ii) $210,000 in expenses related to maintaining a sales force due to cost containment efforts, and (iii) $226,000 in samples and trade promotions due to the termination of the Omnicef(R) co-promotion agreement by Warner-Lambert Company in January 2000, and (iv) $166,000 in samples and trade promotions due to lower sales for the Feverall product line, which decreases were offset by an increase of $308,000 in samples, selling materials and direct mailings for the Primsol Solution product.

General and administrative expenses were $599,000 and $1,134,000 for the three and six months ended June 30, 2000, respectively, compared with expenses of $886,000 and $1,713,000 for the three and six months ended June 30, 1999, respectively. The decrease of $287,000 for the three months ended June 30, 2000, was primarily attributable to decreases of (i) $77,000 in personnel expenses due to reduced headcount, (ii) $143,000 due to changes in the Company's bonus plan, and (iii) $72,000 in consulting expenses due to the non-renewal of contracts that ended in 1999. The decrease of $579,000 for the six months ended June 30, 2000, was primarily attributable to decreases of (i) $130,000 in personnel expenses due to reduced headcount, (ii) $230,000 due to changes in the Company's bonus plan, (iii) $158,000 in consulting expenses due to the non-renewal of contracts that ended in 1999, and (iv) $47,000 in recruiting expenses.

RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $538,000 and $1,283,000 for the three and six months ended June 30, 2000, respectively, compared with expenses of $989,000 and $1,822,000 for the three and six months ended June 30, 1999, respectively. The decrease of $451,000 for the three months ended June 30, 2000, was primarily attributable to (i) $282,000 less in expenses associated with the Pediavent and Feverall Extended Release products' research and development programs due to the Company's suspension of product development for its products other that Primsol and Orapred in December 1999, (ii) a decrease of $83,000 in expenses for the Orapred product's research and development program due to timing differences in expenses while the Company waited for the FDA's response on its Abbreviated New Drug Applications and (iii) a decrease of $48,000 in consulting expenses due to the reduced use of the consultants' time. The decrease of $539,000 for the six months ended June 30, 2000, was primarily attributable to (i) $399,000 less in expenses associated with the Pediavent and Feverall Extended Release products' research and development programs due to the Company's suspension of product development for its products other that Primsol and Orapred in December 1999, (ii) a decrease of $134,000 in expenses for the Orapred product's research and development program due to timing differences in expenses while the Company waited for the FDA's response on its Abbreviated New Drug Applications and (iii) a decrease of $105,000 in consulting expenses due to the reduced use of the consultants' time. These decreases were offset by an increase of $105,000 in research and development expenses related to the production of Primsol solution batches in anticipation of receiving FDA market approval.

INTEREST: Ascent had interest income of $17,000 and $27,000 for the three and six months ended June 30, 2000, respectively, compared with interest income of $16,000 and $42,000 for the three and six months ended June 30, 1999, respectively. The decrease of $15,000 for the six months ended June 30, 2000, was primarily due to a lower average cash investment balance. Ascent had interest expense of $706,000 and $1,331,000 for the three and six months ended June 30, 2000, respectively, compared with interest expense of $309,000 and $564,000 for the three and six months ended June 30, 1999, respectively. The increases of $397,000 and $767,000, respectively, were primarily attributable to the additional $5 million and $7 million of subordinated notes issued and outstanding during the three and six months ended June 30, 2000, respectively, compared to the three and six months ended June 30, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, the private sale of subordinated secured notes and related common stock purchase warrants and, in 1997, an initial public offering of shares of common stock. As of June 30, 2000, Ascent had raised approximately $33,560,000 (net of issuance costs) from the sales of preferred stock, approximately $34,818,000 (net of issuance costs and deferred charges) from the issuance of subordinated secured notes and related warrants (including approximately $10.7 million borrowed under the Alpharma loan agreement and approximately $17.8 under the ING Furman Selz facilities) and approximately $17,529,000 (net of issuance costs) from the initial public offering of 2,240,000 shares of common stock. In addition, in the second half of 1997, Ascent began shipping its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray. In February 1999, Ascent began promoting Omnicef(R) pursuant to a promotion agreement with Warner-Lambert Company that was subsequently terminated in January 2000. In May 1999, Ascent began promoting Pediotic(R) pursuant to a one-year co-promotion agreement with King Pharmaceuticals, Inc. that expired in April 2000. In February 2000, Ascent began marketing Primsol solution in the United States.

ALPHARMA STRATEGIC ALLIANCE. On February 16, 1999, Ascent entered into a series of agreements with Alpharma. This strategic alliance contemplates a number of transactions, including a loan agreement under which Alpharma agreed to loan Ascent up to $40.0 million from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth. In addition, Ascent has obtained a call option to acquire all of its then outstanding common stock and assigned the option to Alpharma, thereby giving Alpharma the option, exercisable in 2002 (delayed to 2003 pursuant to the second supplemental agreement described below), to purchase all of the Ascent common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2001 earnings (delayed to Ascent's 2002 earnings pursuant to the second supplemental agreement described below).

On February 19, 1999, the Company borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. As of June 30, 2000, Ascent has borrowed the entire $12.0 million available for general corporate purposes. The principal terms of the Alpharma note are set forth below. The loan agreement prohibits, among other things, Ascent's ability to make distributions of property or cash, including dividends, in respect of its capital stock.

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

PREPAYMENT. On or before June 30, 2001, Ascent may repay all or a portion of the outstanding principal amount under the note. Ascent may re-borrow any repaid amounts on or before December 31, 2001. At any time after the expiration or termination of the call option and on or before December 31, 2002 (extended to December 31, 2003 pursuant to the second supplemental agreement described below), Ascent may prepay all of the outstanding principal amount under the note, together with any accrued and unpaid interest, if it also pays a conversion termination fee equal to 25% of the principal amount of the note outstanding as of December 31, 2001. Ascent may not otherwise prepay the note. Following a change in control of Ascent, Alpharma may require Ascent to repay all outstanding principal and interest under the note.

CONVERSION. Alpharma may convert all or a portion of the then outstanding principal amount of the note into Ascent common stock on one occasion after a change in control of Ascent and at any time after December 31, 2002 at a conversion price of $7.125 per share (subject to adjustment). After January 1, 2003 and on or before February 28, 2003, Alpharma may cause Ascent to borrow all remaining amounts available under the loan agreement (increasing the principal amount of the note to $40.0 million), but only if Alpharma converts all of the principal amount of the note into Ascent common stock within three business days after the increase. On October 15, 1999, pursuant to the second supplemental agreement described below, Ascent and Alpharma agreed to change the foregoing dates to December 31, 2003, January 1, 2004 and February 28, 2004, respectively.

ALPHARMA FIRST SUPPLEMENTAL AGREEMENT. On July 1, 1999, Ascent entered into a first supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between Ascent and Alpharma. Under the first supplemental agreement, Ascent agreed to certain additional restrictions on its ability to borrow additional funds under the loan agreement, including a prohibition, prior to the approval and commercial launch of both Ascent's Primsol and Orapred products, on the use of any funds for any purpose other than normal operating expenses and expenses relating to such products as set forth in Ascent's internal operating plan, as updated from time to time. In addition, Ascent may only use the additional $8.0 million allocated for general corporate purposes under the loan agreement as of the date of the first supplemental agreement for the purposes set forth in its internal operating plan, as updated from time to time, and may only use the $28.0 million allocated for acquisitions and research and development projects for those acquisitions and projects that are approved by a screening committee comprised of two nominees of Ascent, one nominee of Alpharma and one nominee of ING Furman

Selz. This screening committee was established for the purpose of approving any changes to Ascent's internal operating plan involving materially increased expenditures and reviewing and approving acquisitions of companies, products or product lines or rights to sell a product or product line and research and development projects. Ascent's two representatives on the screening committee together have one vote, and the representatives of Alpharma and ING Furman Selz each have one vote. Since the resignation of Alan R. Fox as the Company's chief executive officer in December 1999, the Company has maintained only one representative on the screening committee. The screening committee must act by unanimous approval prior to the approval and commercial launch of Ascent's Primsol and Orapred products and by majority approval following the approval and commercial launch of these products.

ALPHARMA SECOND SUPPLEMENTAL AGREEMENT. On October 15, 1999, Ascent entered into a second supplemental agreement with Alpharma amending the terms of the loan agreement and the other strategic alliance agreements between Ascent and Alpharma. Under the second supplemental agreement, Ascent agreed, among other things, (i) to delay by 12 months the exercise period of Alpharma's call option to the first half of year 2003, (ii) to change the fiscal year upon which the exercise price of Alpharma's call option is based from 2001 to 2002, (iii) to change the minimum aggregate exercise price of Alpharma's call option from $140 million to $150 million and (iv) to modify certain conditions on Ascent's access to funds under the loan agreement relating to the granting of a security interest in any business or product acquired by Ascent using such funds and to the performance by Ascent and the funds affiliated with ING Furman Selz of their respective obligations under the fourth amendment to the May 1998 Securities Purchase Agreement described below. In addition, Ascent agreed that, to the extent it borrowed funds from Alpharma under the loan agreement to finance the acquisition of products or businesses, it would grant Alpharma a security interest in such products or businesses. The modification of the terms of Alpharma's call option was approved by Ascent's stockholders at the annual meeting of its stockholders held on June 14, 2000.

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

$10.0 MILLION FACILITY. On October 15, 1999, Ascent and the Series G purchasers entered into a fourth amendment to the May 1998 Securities Purchase Agreement under which funds affiliated with ING Furman Selz agreed to loan Ascent up to an additional $10.0 million. Upon executing the fourth amendment, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million and warrants to purchase 1,000,000 depositary shares at an exercise price of $3.00 per share to the funds affiliated with ING Furman Selz. Under the fourth amendment Ascent borrowed $1.5 million on March 13, 2000, $1.25 million on May 8, 2000, $1.25 million on June 5, 2000, $1.5 million on July 7, 2000, and $1.5 million on August 7, 2000. The obligation of the funds affiliated with ING Furman Selz to loan Ascent the remaining $3 million is subject to the fulfillment to their reasonable satisfaction or the waiver by the funds of certain conditions. Ascent has agreed to issue warrants to purchase up to an additional 4,000,000 depositary shares in connection with borrowings under this credit facility. In addition to the warrants issued upon execution of the fourth amendment, Ascent has issued warrants exercisable for an aggregate of 2,000,000 depositary shares in connection with borrowings under the fourth amendment to date. All of the warrants Ascent has issued or will issue under the fourth amendment have or will have an exercise price of $3.00 per share and expire on October 15, 2006. Ascent has agreed that, to the extent it grants Alpharma a security interest in products or businesses acquired by Ascent using funds borrowed under the Alpharma loan agreement, Ascent will grant a junior security interest in such assets to the funds affiliated with ING Furman Selz to secure Ascent's indebtedness under the $10.0 million credit facility.

PAYMENT OF PRINCIPAL AND INTEREST; CONVERSION. The 7.5% convertible subordinated notes issued pursuant to the third and fourth amendments to the May 1998 Securities Purchase Agreement expire on July 1, 2004 and are convertible into shares of Ascent common stock at a conversion price of $3.00 per share in accordance with the terms of the May 1998 Securities Purchase Agreement, as amended. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

FUTURE CAPITAL REQUIREMENTS. Ascent anticipates that, based upon its current operating plan and its existing capital resources, it will have enough cash to fund operations through December 31, 2000. Through June 30, 2000, Ascent had borrowed $4 million under the $10 million financing arrangement with ING Furman Selz and during July and August 2000, Ascent borrowed an additional $3 million under the same financing arrangement. Ascent expects to borrow the remaining $3 million available under the $10 million financing arrangement with ING Furman Selz by December 31, 2000. Ascent will need to raise additional funds in order to operate its business beyond December 31, 2000. Ascent expects to seek such funds through collaborative relationships, transactions relating to one or more of its product lines and public or private financings. The additional financing may not be available to Ascent or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to significantly curtail its product commercialization efforts beyond the actions the Company has already taken, obtain funds through arrangements with collaborative partners or others on unfavorable terms that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own or that would significantly dilute the Company's stockholders, or significantly scale back or terminate operations.

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

As noted above, Ascent is currently focusing on introducing Primsol to the market, obtaining FDA approval for Orapred and introducing it to the market and seeking appropriate co-promotional opportunities. In connection with the adoption of this strategy, Ascent suspended its other product development activities until its financial condition has adequately improved. In April 2000, the FDA issued a minor deficiency letter with respect to Ascent's Abbreviated New Drug Applications for Orapred. Ascent still believes, based on the matters raised in the letter and communications with the third party manufacturer that produces this product for Ascent, that it is reasonable to expect that marketing approval of Orapred will be granted by the end of year 2000. In August 2000, Ascent reduced its sales force and in conjunction with this reduction approximately $213,000 in severance costs will be incurred during the third quarter.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of fiscal 2000. The Company is currently assessing the impact that the provisions of SAB 101 will have on its financial statements.

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

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes and the promissory note issued by Ascent to Alpharma under its loan agreement with Alpharma. At June 30, 2000, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at June 30, 2000, which was not materially different from the year-end carrying value.

PART  II.  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

a) See Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Alpharma Second Supplemental Agreement," for a description of certain changes to Alpharma's call option which affect Ascent depositary shares, which information is incorporated herein by reference.

b) See Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a description of (i) equity securities of Ascent sold by Ascent which were not registered under the Securities Act of 1933, as amended, (each of which was issued pursuant to Section 4(2) of the Securities Act) and (ii) working capital and restrictions and other limitations upon payment of dividends, which information is incorporated herein by reference.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the Company's Annual Meeting of Stockholders held on June 14, 2000, the following proposals were adopted by the vote specified below:

a)     The  election  of  the  following  Class  III  directors:



                            For     Withhold
                         ---------  --------
Emmett Clemente, Ph.D..  7,207,737    22,657
Nicholas Daraviras. . .  7,210,084    20,310
Andre L. Lamotte, Sc.D.  7,209,558    20,836

In addition, the following directors' terms in office continued after the Annual
Meeting: Thomas L. Anderson, Raymond F. Baddour, Sc.D., Robert E. Baldini, James L. Luikart, and Lee J. Schroeder. On December 16, 1999, Alan R. Fox resigned as a director. On April 12, 2000, Joseph R. Ianelli, former President and CEO of Renaissance Pharmaceuticals, Inc., and its Internet Affiliate PharmaConnect, Inc., was appointed to the Board of Directors to fill this vacancy.

a) Approval of (i) certain amendments to the Depositary Agreement dated as of February 16, 1999, as amended, among the Company, Alpharma USPD, Inc., and State Street Bank and Trust Company, (ii) certain amendments to the Loan Agreement dated as of February 16, 1999, as amended, among the Company, Alpharma USPD, Inc., and Alpharma, Inc., and (iii) the delay by one year, from 2002 to 2003, of the period during which the call option assigned by the Company to Alpharma UPSD, Inc., to purchase all of the Company's common stock then outstanding may be exercised.


For        Against  Abstain  Broker Non-Votes
---------  -------  -------  ----------------
5,029,187    8,388    3,437         2,189,382

a)     Approval  of  an  amendment  to  the Company's 1999 Stock Incentive Plan.


For        Against  Abstain  Broker Non-Votes
---------  -------  -------  ----------------
4,820,472  218,380    2,160         2,189,382

a) Ratification of Selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the current fiscal year.




For        Against
---------  -------
7,229,144    1,250

ITEM  5  -  OTHER  INFORMATION

a) On July 7, 2000, Eliot M. Lurier, Chief Financial Officer, resigned from the Company. On July 14, 2000, Gregory A. Vannatter, Executive Vice President, Sales and Marketing, resigned from the Company. Currently, Emmett Clemente remains the only corporate officer.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

See the Exhibit Index on Page 21 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

b)     Reports  on  Form  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ASCENT PEDIATRICS, INC.
Date: August 14, 2000 . . . . . . . . . . . . . . . . . .  By: /s/ EMMETT CLEMENTE
                                                           -----------------------
  Emmett Clemente
  President, Chairman and Treasurer
  (Principal Executive, Financial and Accounting Officer)

                                  Exhibit Index




Exhibit Number  Description


            27    Financial Data Schedule

                99(1)     Pages 30 through 37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)

                (1) Incorporated herein by reference to the exhibits to the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, filed with the
Securities and Exchange Commission on May 15, 2000.

[ARTICLE]  5
[MULTIPLIER]  1



[PERIOD-TYPE]                           6-MOS
[FISCAL-YEAR-END]                       DEC-31-2000
[PERIOD-START]                          JAN-01-2000
[PERIOD-END]                            JUN-30-2000
[CASH]                                     395,844
[SECURITIES]                                     0
[RECEIVABLES]                              623,479
[ALLOWANCES]                                66,956
[INVENTORY]                              1,358,015
[CURRENT-ASSETS]                         2,493,405
[PP&E]                                   1,657,133
[DEPRECIATION]                           1,123,118
[TOTAL-ASSETS]                          14,301,954
[CURRENT-LIABILITIES]                    3,186,763
[BONDS]                                 27,426,484
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                       389
[OTHER-SE]                              57,251,333
[TOTAL-LIABILITY-AND-EQUITY]            14,301,954
[SALES]                                  1,236,912
[TOTAL-REVENUES]                         2,217,432
[CGS]                                      321,145
[TOTAL-COSTS]                              619,860
[OTHER-EXPENSES]                         7,629,644
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                       1,330,555
[INCOME-PRETAX]                         (7,314,634)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                            (7,314,634)
[EPS-BASIC]                                (.750)
[EPS-DILUTED]                                (.750)