Form 10-Q
period 2000-09-30
ASCENT PEDIATRICS INC
filed 2000-11-14
CIK 1019731

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                               Yes X         No _
                                   -


     Indicate number of shares outstanding of the registrant's Common Stock: As of November 10, 2000, there were 9,781,814 depositary shares outstanding, each depositary share representing one share of common stock, $0.00004 par value per share, and represented by a depositary receipt.

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

                                                                                                                       1
    Unaudited Condensed Balance Sheets
                                                                                                                       2
    Unaudited Condensed Statements of Operations
                                                                                                                       3
    Unaudited Condensed Statements of Cash Flows
                                                                                                                       4
    Notes to Unaudited Condensed Financial Statements
  Item 2 - Management's Discussion and Analysis of Financial
                                                                                                                       8
    Condition and Results of Operations
                                                                                                                      13
  Item 3 - Quantitative and Qualitative Disclosures About Market Risk
Part II.  Other Information

  Item 2 - Changes in Securities and Use of Proceeds
                                                                                                                      13
                                                                                                                      13
  Item 6 - Exhibits and Reports on Form 8-K
                                                                                                                      14
Signature
Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                 15



PART  I.  FINANCIAL  INFORMATION

ITEM  1  -  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS


                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS




                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2000             1999
                                                                               ---------------  --------------
ASSETS
Current assets
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $      892,149   $   1,067,049
     Accounts receivable, less allowance for doubtful accounts of $72,000 and
          $67,000 at September 30, 2000 and December 31, 1999, respectively .         536,457         759,098
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,810,832       1,012,430
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         179,161         132,555
                                                                               ---------------  --------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . .       3,418,599       2,971,132

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         508,015         516,165
Debt issue costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,610,005       1,882,365
Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,363,159       9,857,648
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,300          45,300
                                                                               ---------------  --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   14,945,078   $  15,272,610
                                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,255,953   $   1,645,302
     Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         917,963         523,023
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         863,550       1,520,591
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .         661,967               -
     Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .          36,397          80,264
                                                                               ---------------  --------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .       3,735,830       3,769,180

Subordinated secured notes. . . . . . . . . . . . . . . . . . . . . . . . . .      30,957,926      21,461,041
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,080               -
                                                                               ---------------  --------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      34,707,836      25,230,221

Stockholders' deficit
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2000 and December
                                                                                     31, 1999               -   -
     Common stock, $.00004 par value; 60,000,000 shares authorized;
          9,781,814 and 9,643,883 shares issued and outstanding at
          September 30, 2000 and December 31, 1999, respectively. . . . . . .             390             385
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      57,837,961      56,304,465
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .     (77,601,109)    (66,262,461)
                                                                               ---------------  --------------
          Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .     (19,762,758)     (9,957,611)
                                                                               ---------------  --------------
          Total liabilities and stockholders' deficit . . . . . . . . . . . .  $   14,945,078   $  15,272,610
                                                                               ===============  ==============

       See accompanying notes to unaudited condensed financial statements.


                                      Page1

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                           ----------------------------------  ---------------------------------
                                                          2000                               1999                     2000
                                           ----------------------------------  ---------------------------------  -------------
Product revenue, net. . . . . . . . . . .  $                         757,711   $                        644,913   $  1,994,623
Co-promotional revenue. . . . . . . . . .                             88,043                          1,235,000      1,068,563
                                           ----------------------------------  ---------------------------------  -------------
Total net revenue . . . . . . . . . . . .                            845,754                          1,879,913      3,063,186

Costs and expenses
     Costs of product sales . . . . . . .                            350,048                            404,434        969,907
     Selling, general and administrative.                          3,100,454                          4,527,302      9,447,419
     Research and development . . . . . .                            658,520                          1,137,118      1,941,200
                                           ----------------------------------  ---------------------------------  -------------
     Total costs and expenses . . . . . .                          4,109,022                          6,068,854     12,358,526

          Loss from operations. . . . . .                         (3,263,268)                        (4,188,941)    (9,295,340)

Interest income . . . . . . . . . . . . .                             20,898                             15,256         48,317
Interest expense. . . . . . . . . . . . .                           (802,234)                          (417,578)    (2,132,789)
Other income. . . . . . . . . . . . . . .                             20,590                                  -         41,164
                                           ----------------------------------  ---------------------------------  -------------
          Net loss. . . . . . . . . . . .                         (4,024,014)                        (4,591,263)   (11,338,648)

Preferred stock dividend. . . . . . . . .                                  -                             52,888              -
                                           ----------------------------------  ---------------------------------  -------------
          Net loss to common stockholders  $                      (4,024,014)  $                     (4,644,151)  $(11,338,648)
                                           ==================================  =================================  =============

Results per common share:
    Historical - basic and diluted:
          Net loss. . . . . . . . . . . .  $                           (0.41)  $                          (0.51)  $      (1.16)
          Preferred stock dividend. . . .  $                               -   $                          (0.01)  $          -
                                           ----------------------------------  ---------------------------------  -------------
          Net loss to common stockholders  $                           (0.41)  $                          (0.52)  $      (1.16)
                                           ==================================  =================================  =============
Weighted average shares outstanding-
   basic and diluted. . . . . . . . . . .                          9,775,864                          9,008,592      9,739,256
                                           ==================================  =================================  =============



                                               1999
                                           -------------
Product revenue, net. . . . . . . . . . .  $  2,391,771
Co-promotional revenue. . . . . . . . . .     3,085,000
                                           -------------
Total net revenue . . . . . . . . . . . .     5,476,771

Costs and expenses
     Costs of product sales . . . . . . .     1,305,861
     Selling, general and administrative.    12,117,878
     Research and development . . . . . .     2,958,765
                                           -------------
     Total costs and expenses . . . . . .    16,382,504

          Loss from operations. . . . . .   (10,905,733)

Interest income . . . . . . . . . . . . .        56,985
Interest expense. . . . . . . . . . . . .      (981,218)
Other income. . . . . . . . . . . . . . .             -
                                           -------------
          Net loss. . . . . . . . . . . .   (11,829,966)

Preferred stock dividend. . . . . . . . .       444,791
                                           -------------
          Net loss to common stockholders  $(12,274,757)
                                           =============

Results per common share:
    Historical - basic and diluted:
          Net loss. . . . . . . . . . . .  $      (1.54)
          Preferred stock dividend. . . .  $      (0.06)
                                           -------------
          Net loss to common stockholders  $      (1.60)
                                           =============
Weighted average shares outstanding-
   basic and diluted. . . . . . . . . . .     7,689,268
                                           =============



       See accompanying notes to unaudited condensed financial statements.

                                      Page2

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                     Nine Months Ended September 30,
                                                                    ---------------------------------
                                                                                  2000                     1999
                                                                    ---------------------------------  -------------
Cash flows from operating activities:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    (11,338,648)  $(11,829,966)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization. . . . . . . . . . . . . .                           749,801        794,369
          Non-cash interest expense. . . . . . . . . . . . . . . .                           502,540        395,840
          Provision for bad debts. . . . . . . . . . . . . . . . .                             5,154         11,397
          Inventory write-off. . . . . . . . . . . . . . . . . . .                           (41,348)       (79,037)
          Changes in operating assets and liabilities:
              Accounts receivable. . . . . . . . . . . . . . . . .                           217,487       (750,864)
              Inventory. . . . . . . . . . . . . . . . . . . . . .                          (757,054)       237,493
              Other assets . . . . . . . . . . . . . . . . . . . .                           (46,606)        (5,387)
              Accounts payable . . . . . . . . . . . . . . . . . .                          (389,349)       529,771
              Interest payable . . . . . . . . . . . . . . . . . .                           394,940        354,282
              Accrued expenses . . . . . . . . . . . . . . . . . .                          (657,041)      (364,229)
              Deferred revenue . . . . . . . . . . . . . . . . . .                           661,967              -
              Other current liabilities. . . . . . . . . . . . . .                           (43,867)       266,475
              Other liabilities. . . . . . . . . . . . . . . . . .                            14,080              -
                                                                    ---------------------------------  -------------
                   Net cash used in operating activities . . . . .                       (10,727,944)   (10,439,856)

Cash flows from investing activities:
     Purchase of property and equipment. . . . . . . . . . . . . .                          (247,162)      (171,139)
                                                                    ---------------------------------  -------------
                   Net cash used in investing activities . . . . .                          (247,162)      (171,139)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs                           300,206      1,122,065
     Proceeds from issuance of debt. . . . . . . . . . . . . . . .                         9,287,822      8,853,184
     Proceeds from issuance of debt related warrants . . . . . . .                         1,212,178        195,505
     Cash paid for debt issue costs. . . . . . . . . . . . . . . .                                 -     (1,271,217)
     Cash paid for preferred stock dividends . . . . . . . . . . .                                 -       (353,691)
                                                                    ---------------------------------  -------------
                    Net cash provided by financing activities. . .                        10,800,206      8,545,846

Net decrease in cash and cash equivalents. . . . . . . . . . . . .                          (174,900)    (2,065,149)
Cash and cash equivalents, beginning of period . . . . . . . . . .                         1,067,049      2,171,777
                                                                    ---------------------------------  -------------
Cash and cash equivalents, end of period . . . . . . . . . . . . .  $                        892,149   $    106,628
                                                                    =================================  =============


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

2.     BASIS  OF  PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended September 30, 2000 and 1999. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with current period presentation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K and the unaudited financials statements and notes thereto for the quarters ended March 31, 2000 and June 30, 2000 included in the Company's Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission.

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

During February 2000, the Company launched a new product, Primsol solution, with extended payment terms and certain rights of return. The Company is deferring the recognition of revenue from the sale of Primsol solution until the product is no longer returnable or sufficient information becomes available to make a reasonable and reliable estimate of returns. At September 30, 2000, the Company has deferred Primsol revenue of $662,000.

Net  Loss  Per  Common  Share
Options and warrants to purchase or convert to 556,823 and 955,135 depositary shares, outstanding as of September 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

Similarly, options, warrants and debt to purchase or convert to 11,985,972 and 4,630,305 depositary shares, outstanding as of September 30, 2000 and 1999, respectively, were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

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

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company's financial position or results of operations.

                                      Page5

4.     INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:



                September 30,   December 31,
                     2000           1999
                --------------  -------------
Raw materials.  $      920,972  $     375,719
Finished goods         889,860        636,711
                --------------  -------------
 Total . . . .  $    1,810,832  $   1,012,430
                ==============  =============

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

6.     ACCRUED  EXPENSES

Accrued  expenses  consisted  of  the  following:



                                September 30,   December 31,
                                     2000           1999
                                --------------  -------------
Employee compensation expenses  $      188,194  $   1,033,187
Legal and accounting expenses.          83,295         81,726
Selling fees and chargebacks .         127,666         78,071
Preferred stock dividend . . .         323,082        323,082
Regulatory user fees . . . . .         121,723              -
Other. . . . . . . . . . . . .          19,590          4,525
                                --------------  -------------
         Total . . . . . . . .  $      863,550  $   1,520,591
                                ==============  =============

Employee compensation expenses decreased $845,000 from December 31, 1999 to September 30, 2000 due primarily to decreases of (i) $145,000 in accrued payroll expenses due to the timing differences in payroll transmissions, (ii) $541,000 in incentive and retention expenses due to restructuring of the respective plans, and (iii) $164,000 in reduced compensation expenses due to the termination of employees.

6.     ALPHARMA  STRATEGIC  ALLIANCE

On February 16, 1999, the Company entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"), which provides for a number of arrangements, including a $40.0 million credit facility which Alpharma has agreed to loan Ascent from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance the Company's growth.

                                      Page6

As of January 31, 2000, Ascent had borrowed the entire $12.0 million available for general corporate purposes. As of September 30, 2000, Ascent had not borrowed any of the $28.0 million allocated for projects and acquisitions.

8.     ING  FURMAN  SELZ  LOAN  ARRANGEMENTS

$4.0 MILLION CREDIT FACILITY. On July 1, 1999, the Company entered into an arrangement with certain funds affiliated with ING Furman Selz Investments LLC ("ING Furman Selz") under which such funds agreed to loan the Company up to $4.0 million.

As of February 14, 2000, the Company had borrowed the entire $4.0 million under this credit facility and issued $4.0 million of 7.5% convertible subordinated notes and warrants to purchase an aggregate of 600,000 Ascent depositary shares. Of the $4.0 million convertible subordinated notes issued and sold by Ascent under this credit facility, $3,605,495 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $394,505 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $3,605,495 to the maturity amount of $4,000,000 as interest expense over the term of the convertible subordinated notes.

$10.0 MILLION CREDIT FACILITY. On October 15, 1999, the Company entered into an arrangement with certain funds affiliated with ING Furman Selz under which such funds agreed to loan the Company up to an additional $10.0 million, subject to certain conditions.

As of September 30, 2000, the Company had borrowed an aggregate of $8.0 million under this credit facility and issued $8.0 million of 7.5% convertible subordinated notes and warrants to purchase an aggregate of 3,500,000 Ascent depositary shares. Of the $8.0 million of convertible subordinated notes issued and sold by Ascent under this credit facility, $6,920,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $1,080,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $6,920,000 to the maturity amount of $8.0 million as interest expense over the term of the convertible subordinated notes.

9.     SUBSEQUENT  EVENTS

On November 1, 2000, the Company borrowed an additional $1.0 million under the $10.0 million credit facility with funds affiliated with ING Furman Selz and issued additional warrants to purchase 500,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent on November 1, 2000, $780,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $220,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $780,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes. On November 3, 2000, the Company provided the funds affiliated with ING Furman Selz with notice of its intention to borrow the remaining $1.0 million under the $10.0 million credit facility on November 28, 2000.

On November 14, 2000, the funds affiliated with ING Furman Selz agreed to postpone $507,000 in interest payments due in December 2000 under the $4.0 million credit facility, the $10.0 million credit facility and 8% subordinated notes due June 1, 2005 held by such funds until January 1, 2001.

                                      Page7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Ascent is a drug development and marketing company focused exclusively on the pediatric market. Ascent commenced operations in March 1989 and, prior to the quarter ended September 30, 1997, was engaged primarily in developing its products and product candidates and in organizational efforts, including recruiting scientific and management personnel and raising capital. Ascent introduced its first product, Feverall acetaminophen suppositories, during the quarter ended September 30, 1997 and its second product, Pediamist nasal saline spray, during the quarter ended December 31, 1997. During the quarter ended March 31, 1999, Ascent began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company. Following the sale by Warner-Lambert of its assets with respect to Omnicef(R) to Abbott Laboratories in January 2000, Ascent ceased promoting this product. During the quarter ended June 30, 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States under a one-year co-promotion agreement with King Pharmaceuticals, Inc., which agreement expired in April 2000. In February 2000, Ascent began marketing Primsol solution, an internally-developed prescription antibiotic for the treatment of middle ear infections, in the United States.

Ascent has incurred net losses since its inception and expects to incur additional operating losses at least into 2001 as it continues its product development programs and introduces products to the market. Ascent expects cumulative losses to increase over this period. Ascent has incurred a deficit from inception through September 30, 2000 of $77,601,000.

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

RESULTS  OF  OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE: Ascent had total net revenue of $846,000 and $3,063,000 for the three and nine months ended September 30, 2000, respectively, compared with total net revenue of $1,880,000 and $5,477,000 for the three and nine months ended September 30, 1999, respectively. The decrease in revenue of $1,034,000 for the three months ended September 30, 2000, was primarily attributable to a decrease of $1,147,000 in co-promotional revenue due to the termination of the Omnicef(R) agreement in January 2000 and the termination of the Pediotic(R) agreement in April 2000 which was partially offset by $166,000 of revenue from sales of Primsol Solution which Ascent introduced to the market in February 2000. The decrease in revenue of $2,414,000 for the nine months ended September 30, 2000, was primarily attributable to a decrease of $2,016,000 in co-promotional revenue due to the termination of the Omnicef(R) agreement in January 2000 and the termination of the Pediotic(R) agreement in April 2000 and a decrease of $579,000 in Feverall revenue due to the loss of a large retail customer and the loss of institutional contracts which was partially offset by $233,000 of revenue from sales of Primsol Solution.

                                      Page8

COST OF PRODUCT SALES: Cost of product sales was $350,000 and $970,000 for the three and nine months ended September 30, 2000, respectively, compared with $404,000 and $1,306,000 for the three and nine months ended September 30, 1999, respectively. The decrease in cost of product sales of $54,000 for the three months ended September 30, 2000, was primarily due to a prior year raw material write-off of $41,000. The decrease in cost of product sales of $336,000 for the nine months ended September 30, 2000, was primarily the result of a decrease of $250,000 in manufacturing costs associated with the production of Feverall as a result of a decrease in sales volume of this product and $79,000 for a raw material write-off.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $3,100,000 and $9,447,000 for the three and nine months ended September 30, 2000, respectively, compared with $4,527,000 and $12,118,000 for the three and nine months ended September 30, 1999, respectively, representing decreases of $1,427,000 and $2,671,000, respectively.

Selling and marketing expenses were $2,544,000 and $7,756,000 for the three and nine months ended September 30, 2000, respectively, compared with expenses of $2,748,000 and $8,625,000 for the three and nine months ended September 30, 1999, respectively. The decrease in selling and marketing expenses of $204,000 for the three months ended September 30, 2000, was primarily the result of decreases of (i) $191,000 in personnel expenses mainly due to a restructured commission policy, (ii) $45,000 in expenses related to maintaining a sales force due to cost containment efforts with respect to the operations of the sales force, (iii) $59,000 in samples expenses reflecting the termination of the Omnicef(R) co-promotion agreement by Warner-Lambert Company in January 2000 and the termination of the sampling that the Company was conducting under the agreement, (iv) $81,000 in advertising and promotion expenses for the Feverall product line which decreases were offset by an increase of $212,000 in samples, selling materials, media and direct mailings for the Primsol Solution product. The decrease in selling and marketing expenses of $869,000 for the nine months ended September 30, 2000, was primarily the result of decreases of (i) $565,000 in personnel expenses mainly due to a restructured commission policy, (ii) $265,000 in expenses related to maintaining a sales force due to cost containment efforts, and (iii) $288,000 in samples and trade promotions due to the termination of the Omnicef(R) co-promotion agreement by Warner-Lambert Company in January 2000, and (iv) $394,000 in samples and trade promotions due to lower sales for the Feverall product line, which decreases were offset by an increase of $675,000 in samples, selling materials and direct mailings for the Primsol Solution product.

General and administrative expenses were $556,000 and $1,691,000 for the three and nine months ended September 30, 2000, respectively, compared with expenses of $1,779,000 and $3,493,000 for the three and nine months ended September 30, 1999, respectively. The decrease of $1,223,000 for the three months ended September 30, 2000, was primarily attributable to decreases of (i) $111,000 in personnel expenses due to reduced headcount, (ii) $39,000 due to changes in the Company's bonus plan, (iii) $1,018,000 for the termination of an advisory services agreement in the third quarter of 1999, and (iv) $46,000 in investor relations expenses due to cost containment efforts. The decrease of $1,802,000 for the nine months ended September 30, 2000, was primarily attributable to decreases of (i) $234,000 in personnel expenses due to reduced headcount, (ii) $269,000 due to changes in the Company's bonus plan, (iii) $1,094,000 for the termination of an advisory services agreement in the third quarter of 1999, (iv) $86,000 in investor relations expenses due to cost containment efforts, (v) $77,000 in consulting expenses due to the non-renewal of contracts that ended in 1999, and (vi) $64,000 in recruiting expenses.

RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $659,000 and $1,941,000 for the three and nine months ended September 30, 2000, respectively, compared with expenses of $1,137,000 and $2,959,000 for the three and nine months ended September 30, 1999, respectively. The decrease of $478,000 for the three months ended September 30, 2000, was primarily attributable to (i) $254,000 less in expenses associated with the Pediavent and Feverall Extended Release products' research and development programs due to the Company's suspension of product development for its products other that Primsol and Orapred in December 1999, (ii) a decrease of $157,000 in expenses for the Orapred product's research and development program due to timing differences in expenses while the Company waited for the FDA's response on its Abbreviated New Drug Applications and (iii) a decrease of $69,000 in consulting expenses due to the reduced use of the consultants' time. The decrease of $1,018,000 for the nine months ended September 30, 2000, was primarily attributable to (i) $654,000 less in expenses associated with the Pediavent and Feverall Extended Release products' research and development programs due to the Company's suspension of product development for its products other that Primsol and Orapred in December 1999, (ii) a decrease of $282,000 in expenses for the Orapred product's research and development program due to timing differences in expenses while the Company waited for the FDA's response on its Abbreviated New Drug Applications and (iii) a decrease of $129,000 in consulting expenses due to the reduced use of the consultants' time.

                                      Page9

INTEREST: Ascent had interest income of $21,000 and $48,000 for the three and nine months ended September 30, 2000, respectively, compared with interest income of $15,000 and $57,000 for the three and nine months ended September 30, 1999, respectively. The decrease of $9,000 for the nine months ended September 30, 2000, was primarily due to a lower average cash investment balance. Ascent had interest expense of $802,000 and $2,133,000 for the three and nine months ended September 30, 2000, respectively, compared with interest expense of $418,000 and $981,000 for the three and nine months ended September 30, 1999, respectively. The increases of $384,000 and $1,152,000, respectively, were primarily attributable to the additional $10,500,000 of subordinated notes issued and outstanding at September 30, 2000 compared to September 30, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, with net proceeds of $33.6 million, the private sale of subordinated secured notes and related common stock purchase warrants, with net proceeds of $38.8 million, and with the net proceeds of $17.5 million from an initial public offering completed in May of 1997. As of September 30, 2000, Ascent had $892,000 in cash and cash equivalents, an increase of $785,000 from $107,000 as of December 31, 1999.

Ascent used $10.7 million of cash in operations in the nine months ended September 30, 2000 compared to $10.4 million in operations in the nine months ended September 30, 1999. Net cash used in operations for the nine months ended September 30, 2000 was primarily attributable to a $11.3 million net loss generated during the period, an increase in inventory of $757,000, and a decrease in accrued expenses of $657,000. This was offset in part by non-cash charges for depreciation and amortization expense of $750,000 and non-cash interest expense of $503,000, and increases in deferred revenue of $662,000. Ascent's investing activities resulted in net cash used of $247,000 for the nine months ended September 30, 2000 and $171,000 for the nine months ended September 30, 1999. Ascent's capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. Ascent expects that its capital expenditures will remain steady in the future. Cash provided by financing activities was $10.8 million for the nine months ended September 30, 2000 and $8.5 million for the nine months ended September 30, 1999. The principal sources of financing for the nine months ended September 30, 2000 were the Alpharma and ING Furman Selz credit facilities which yielded net proceeds of $1.5 million and $9.0 million, respectively.

ALPHARMA STRATEGIC ALLIANCE. On February 16, 1999, the Company entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD Inc. ("Alpharma"), which provides for a number of arrangements, including (i) a $40.0 million credit facility which Alpharma has agreed to loan Ascent from time to time, $12.0 million of which may be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance the Company's growth and (ii) an arrangement giving Alpharma the option, exercisable in 2003, to purchase all of the Company's common stock then outstanding at a purchase price to be determined by a formula based on the Company's 2002 earnings

                                     Page10

As of January 31, 2000, Ascent had borrowed the entire $12.0 million available for general corporate purposes. As of September 30, 2000, Ascent had not borrowed any of the $28.0 million allocated for projects and acquisitions.

ING  FURMAN  SELZ  LOAN  ARRANGEMENTS
$4.0 MILLION CREDIT FACILITY. On July 1, 1999, the Company entered into an arrangement with certain funds affiliated with ING Furman Selz Investments LLC ("ING Furman Selz") under which such funds agreed to loan the Company up to $4.0 million.

As of February 14, 2000, the Company had borrowed the entire $4.0 million under this credit facility and issued $4.0 million of 7.5% convertible subordinated notes and warrants to purchase an aggregate of 600,000 Ascent depositary shares. Of the $4.0 million convertible subordinated notes issued and sold by Ascent under this credit facility, $3,605,495 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $394,505 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $3,605,495 to the maturity amount of $4,000,000 as interest expense over the term of the convertible subordinated notes.

$10.0 MILLION CREDIT FACILITY. On October 15, 1999, the Company entered into an arrangement with certain funds affiliated with ING Furman Selz under which such funds agreed to loan the Company up to an additional $10.0 million, subject to certain conditions.

As of September 30, 2000, the Company had borrowed an aggregate of $8.0 million under this credit facility and issued $8.0 million of 7.5% convertible subordinated notes and warrants to purchase an aggregate of 3,500,000 Ascent depositary shares. Of the $8.0 million of convertible subordinated notes issued and sold by Ascent under this credit facility, $6,920,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $1,080,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $6,920,000 to the maturity amount of $8.0 million as interest expense over the term of the convertible subordinated notes.

The 7.5% convertible subordinated notes issued pursuant to this credit facility expire on July 1, 2004 and are convertible into Ascent depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004. All of the warrants issued by the Company under the $10.0 million facility have an exercise price of $3.00 per share and will expire on October 15, 2006.

On November 1, 2000, the Company borrowed an additional $1.0 million under the $10.0 million credit facility with funds affiliated with ING Furman Selz and issued additional warrants to purchase 500,000 Ascent depositary shares to the funds affiliated with ING Furman Selz. Of the $1.0 million of convertible subordinated notes issued and sold by Ascent on November 1, 2000, $780,000 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $220,000 was allocated to the relative fair value of the warrants (classified as additional paid in capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $780,000 to the maturity amount of $1,000,000 as interest expense over the term of the convertible subordinated notes. On November 3, 2000, the Company provided the funds affiliated with ING Furman Selz with notice of its intention to borrow the remaining $1.0 million under the $10.0 million credit facility on November 28, 2000.

                                     Page11

FUTURE CAPITAL REQUIREMENTS. Ascent anticipates that its existing capital resources, including the remaining $1.0 million available under the $10.0 million financing arrangement with ING Furman Selz (which Ascent expects to borrow by November 30, 2000) will be sufficient to fund operations through December 31, 2000. Ascent will need to raise additional funds in order to operate beyond December 31, 2000. Ascent is currently seeking additional funds through transactions relating to its business lines and/or private financings. The additional financing may not be available to Ascent or may not be available on acceptable terms. If adequate funds are not available, Ascent may be required to (i) significantly curtail its product commercialization efforts beyond the actions the Company has already taken, (ii) obtain funds through arrangements with collaborative partners or others on unfavorable terms that may require Ascent to relinquish rights to certain of its technologies, product candidates or products which Ascent would otherwise pursue on its own or that would significantly dilute the Company's stockholders, (iii) significantly scale back or terminate operations and/or (iv) seek relief under applicable bankruptcy laws.

Interest payments under the Alpharma credit facility and the $4.0 and $10.0 million credit facilities with the funds affiliated with ING Furman Selz are due and payable on the last day of each calendar quarter. Interest payments under the 8% subordinated notes due June 1, 2005 in the principal amount of $8,749,000 are due and payable semiannually in June and December of each year. In December 2000, the Company will be required to pay an aggregate of $314,000 in interest under its credit facilities with Alpharma and certain holders of 8% subordinated notes due June 1, 2005. Under an agreement with the funds affiliated with ING Furman Selz, on January 1, 2001 the Company will be required to pay an aggregate of $507,000 in interest under the $4.0 and $10.0 million credit facilities with such funds and the 8% subordinated notes due January 1, 2005 held by such funds.

Ascent's future capital requirements will depend on many factors, including the timing of FDA approval of Orapred, the costs and margins on sales of its products, success of its commercialization activities and arrangements, particularly the level of sales of its products, including Primsol, its ability to acquire and successfully integrate business and products, continued progress in its product development programs, the magnitude of these programs, the results of pre-clinical studies and clinical trials, the time and cost involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of Ascent to maintain and, in the future, expand its sales and marketing capability and product development, manufacturing and marketing relationships, and the ability of Ascent to enter into and maintain promotion agreements.

As noted above, Ascent is currently focusing on introducing Primsol to the market, obtaining FDA approval for Orapred and introducing it to the market and seeking appropriate co-promotional opportunities. In connection with the adoption of this strategy, Ascent suspended its other product development activities until its financial condition has adequately improved. In April 2000, the FDA issued a minor deficiency letter with respect to Ascent's Abbreviated New Drug Applications for Orapred. Based on conversations with the FDA, Ascent believes that it has addressed the concerns cited in the minor deficiency letter and anticipates receiving the marketing approval of Orapred by the end of year 2000. In August 2000, Ascent reduced its sales force and in conjunction with this reduction approximately $213,000 in severance costs was incurred during the third quarter.

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


                                     Page12

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

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes and the promissory note issued by Ascent to Alpharma under its loan agreement with Alpharma. At September 30, 2000, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at September 30, 2000, which was not materially different from the year-end carrying value.

PART  II.  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On July 7, 2000, August 7, 2000, September 25, 2000 and November 1, 2000, the Company borrowed an aggregate of $5,000,000 from the funds affiliated with ING Furman Selz pursuant to the Company's $10.0 million credit facility with such funds and made a corresponding adjustment to the outstanding principal balance of the 7.5% convertible subordinated notes in the aggregate principal amount of up to $10.0 million issued to such funds on October 15, 1999. In connection with these borrowings, the Company issued such funds warrants to purchase an aggregate of 2,000,000 Ascent depositary shares at an exercise price of $3.00 per share. The terms of the 7.5% convertible subordinated notes and associated warrants are set forth in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," which information is incorporated herein by this reference. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

See the Exhibit Index on Page 15 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

b)     Reports  on  Form  8-K

None.


                                     Page13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





  ASCENT PEDIATRICS, INC.

Date: November 14, 2000 . . . . . . . . . . . . . . . . .  By: /s/ Emmett Clemente
                                                           -----------------------
  Emmett Clemente
  President, Chairman and Treasurer
  (Principal Executive, Financial and Accounting Officer)

                                     Page14

                                  Exhibit Index






Exhibit Number  Description
--------------  --------------------------------------------------------------

27 . . . . . .  Financial Data Schedule

                99(1)     Pages 30 through 37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the SE

                (1) Incorporated herein by reference to the exhibits to the Registrant's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended

                                     Page15

[ARTICLE]  5
[MULTIPLIER]  1



[PERIOD-TYPE]                           9-MOS
[FISCAL-YEAR-END]                       DEC-31-2000
[PERIOD-START]                          JAN-01-2000
[PERIOD-END]                            SEP-30-2000
[CASH]                                     892,149
[SECURITIES]                                     0
[RECEIVABLES]                              608,567
[ALLOWANCES]                                72,110
[INVENTORY]                              1,810,832
[CURRENT-ASSETS]                         3,418,599
[PP&E]                                   1,724,375
[DEPRECIATION]                           1,216,360
[TOTAL-ASSETS]                          14,945,078
[CURRENT-LIABILITIES]                    3,735,830
[BONDS]                                 30,957,926
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                       390
[OTHER-SE]                              57,837,961
[TOTAL-LIABILITY-AND-EQUITY]            14,945,078
[SALES]                                  1,994,623
[TOTAL-REVENUES]                         3,063,186
[CGS]                                      493,660
[TOTAL-COSTS]                              969,907
[OTHER-EXPENSES]                        11,388,619
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                       2,132,789
[INCOME-PRETAX]                        (11,338,647)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                           (11,338,647)
[EPS-BASIC]                               (1.160)
[EPS-DILUTED]                               (1.160)