Form 10-K
period 2000-12-31
ASCENT PEDIATRICS INC
filed 2001-04-03
CIK 1019731

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                    FORM  10-K

(Mark  One)
/X/               ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                   For  the  fiscal  year  ended  December  31,  2000
                                       OR

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

                Depositary Shares, each representing one share of Common Stock, par value $.00004 per share, which is represented by a depositary receipt.
                         Common Stock, $.00004 par value
                                (title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,460,574 based on the last reported bid price of the depositary shares of the registrant on March 27, 2001 on the Over-The-Counter Bulletin Board. As of March 27, 2001, there were 17,009,722 depositary shares outstanding, each representing one share of common stock, par value $.0004 per share, of the registrant and represented by a depositary receipt.

                       Documents Incorporated by Reference

Items 10, 11, 12 and 13 of Part III (except for information required with respect to executive officers of Ascent, which is set forth under Part I - Business - "Executive Officers of the Company") have been omitted from this report, since Ascent will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement. The information required by Items 10, 11, 12 and 13 of Part III of this report, which will appear in the definitive proxy statement, is incorporated by reference into this report.

See  exhibit  index  on  page  A-1.

                                     PART I

ITEM  1.   BUSINESS

Ascent Pediatrics, Inc. ("Ascent" or the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is currently focused on marketing products exclusively to the pediatric market. Since its inception, until July 9, 1997, Ascent has operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business. We introduced our first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, to the market in the second half of 1997. We introduced Primsol(R) trimethoprim solution, a prescription antibiotic, to the market in February 2000 and Orapred(R) syrup, a liquid steroid for the treatment of inflammation, including inflammation resulting from respiratory conditions, to the market in January 2001. On December 29, 2000, we sold the Feverall product line in an asset sale to Alpharma USPD Inc. ("Alpharma USPD") in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by us, although we have maintained the right to repurchase the product line through December 2001 at the same price.

STRATEGY

Our objective is to be a leader in the development and marketing of pharmaceuticals specifically formulated for use by children. We have sought to develop products that are based on commonly-prescribed off-patent pharmaceuticals which we have sought to improve by reducing their dosing frequency, improving their taste, making them easier to administer or developing them as substitutes for products with considerable side effects.

On July 23, 1999, we consummated a strategic alliance with Alpharma, Inc. and Alpharma USPD. As part of this strategic alliance, Alpharma USPD agreed to loan us up to $40.0 million from time to time for certain corporate purposes, and we assigned to Alpharma USPD a call option, exercisable in the first half of 2003, to purchase all of the Ascent common stock then issued and outstanding at a price to be determined by an earnings-based formula. As of December 29, 2000, we had borrowed an aggregate of $12.0 million in principal under our loan agreement with Alpharma USPD, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and Alpharma, Inc. On December 29, 2000, we entered into a series of agreements with Alpharma USPD terminating the strategic alliance, including the loan agreement. As part of these agreements, Alpharma USPD agreed not to exercise its call option and purchased our Feverall product line in an asset sale in exchange for the cancellation by Alpharma USPD of all of the indebtedness owed to Alpharma USPD by us under the loan agreement.

Since the latter half of 1999, we have devoted much of our resources to obtaining regulatory approval of Primsol and Orapred and commercially launching these products. In December 1999, due to limitations on resources, we suspended the development of any products in development until such time, if ever, as we obtained the resources to continue product development efforts. Key elements of our strategy are as follows:

- Continue to Promote and Expand Sales of Orapred and Primsol. We seek to continue to broaden and expand sales of Orapred and Primsol. We expect to continue to focus our resources on promoting these selected products. We will continue to leverage the industry expertise of our senior management and sales force in this effort.

- Maintain Sales Force. We intend to maintain and, in the future, seek to expand our sales force, which focuses exclusively on the marketing of pediatric pharmaceutical products. We believe that the exclusive focus by our direct sales force on the marketing of pediatric pharmaceutical products meaningfully differentiates us from other pharmaceutical companies in the pediatric medical community. We seek to continue to have our sales representatives conduct personal sales calls and attend industry conferences, seminars and other meetings.

- Leverage Pediatric Presence. We intend to leverage our corporate identity in the pediatric pharmaceutical market as well as our specialty pediatric sales force to increase acceptance of our products and attract new opportunities for third-party collaborations.

     Establish Co-promotion or Other Marketing Arrangements for Third Party Products. We intend to leverage our marketing and sales capabilities, including our sales force, by seeking to enter into arrangements to promote third party pharmaceutical products to pediatricians. For example, since we established our sales force in July 1997, we have entered into co-promotion agreements under which we promoted the combination corticosteroid/antibiotic, Pediotic , Omnicef (cefdinir) oral suspension and capsules, and Duricef (cefadroxil mono hydrate) oral suspension. All of these agreements have either expired or been terminated.

- Acquire or In-License Additional Pediatric Products. Subject to available resources, we intend to continue to seek to leverage our marketing and sales capabilities by acquiring or in-licensing additional products. In particular, we intend to look for prescription pharmaceuticals that are designed to increase patient compliance, improve therapeutic efficacy or reduce side effects or that we can modify, if we resume product development, to incorporate such features through the application of our technologies. We believe that our exclusive focus on the pediatric market may facilitate the acquisition of product rights from third parties.

- Develop Proprietary Formulations of Approved Compounds. We intend to select and seek to develop as product candidates, if our resources adequately improve, commonly-prescribed off-patent pharmaceuticals. We believe that developing products based on commonly prescribed pharmaceuticals rather than new drugs reduces regulatory and development risks and shortens the product development cycle. In addition, we believe that the familiarity of pediatricians with the drugs that serve as the basis of our products will enhance the market acceptance of these products.

- Continue To Focus Exclusively on Pediatric Market. We are focused exclusively on pharmaceuticals for children and promoting these products to pediatricians, pediatric nurses and other pediatric caregivers. The United States market for prescription pharmaceutical products for children age 16 years and under was estimated to be approximately $5.1 billion in 2000. We believe that this market has been underserved in comparison with the adult pharmaceutical market in terms of both development of specially designed products and targeted promotion and represents an attractive market opportunity.

TECHNOLOGIES

We have developed internally, or acquired rights through in-licensing or supply arrangements, a range of technologies which we use in our products. These technologies include:

- Taste Masking. Taste masking involves the removal or masking of an objectionable or unpleasant taste of various common ingredients used in pediatric pharmaceuticals. We believe that a drug's taste is a critical factor in pediatric patient compliance, particularly when frequent dosing is required. We have developed and patented a taste masking technology based on a complex three-tiered system that entails dissolving a drug through the addition of a polymer, adding carefully selected debittering agents to neutralize the taste and then adding pleasant flavors which are compatible with the physical characteristics of the drug formulation. We have applied this taste masking technology to liquid dosage forms of our products because of the widespread use of liquids in the pediatric pharmaceutical market.

- Extended-release. This technology involves coating an active drug with certain substances in a manner that allows the drug to be released in the patient at specific rates over time. The extended-release manufacturing procedures may also mask the unpleasant taste of a drug. We have developed our own extended-release technology and have in-licensed extended-release technology from a third party. We have applied these technologies to reduce the dosing frequency and, in some cases, improve the taste of our products.

PRODUCTS

The following table summarizes the products that we are currently marketing. These products are described in more detail following the table.



Product. . . . . . . . . .  Indication                Key Features
--------------------------  ------------------------  -------------------------
Orapred syrup               Inflammation, including   Significant taste
                            respiratory problems . .  improvements
                            (e.g. asthma)

Primsol trimethoprim . . .  Acute middle ear          Reduced toxicity profile;
solution (50mg strength) .  infections                pleasant tasting liquid

Pediamist nasal saline . .  Nasal dryness             Low pressure and volume
spray. . . . . . . . . . .  spray; reduced stinging

Orapred  Syrup

We developed Orapred (prednisolone sodium phosphate oral solution) syrup as a prescription liquid steroid for the treatment of inflammation associated with a variety of diseases, principally those of the respiratory system, such as asthma and bronchitis. In December 2000, the Food and Drug Administration, or FDA, approved the Abbreviated New Drug Application, or ANDA, for a 15mg/5mL strength of Orapred Syrup for the treatment of inflammation in children. We commenced commercial shipment of Orapred syrup in January 2001. In accordance with industry practice, our customers generally have a right of return until they fulfill prescriptions to the consumer.

Other available liquid steroid products for the treatment of inflammation have a bitter and very unpleasant taste. As a result of the unpleasant taste, children frequently do not take these products as directed, even though they are prescribed for the treatment of serious and, in some cases, life threatening diseases. We applied our patented taste masking technology to develop Orapred as a steroid product with a pleasant taste in a strength physicians prefer.

Scott-Levin, a market audit data service, estimated that in 2000 physicians in the United States wrote approximately 4,172,000 prescriptions for liquid steroids, with pediatricians writing approximately 57% of these prescriptions. Scott-Levin also estimates that the 2000 United States market for liquid steroids was approximately $56,296,000. We believe that almost all liquid steroids are taken by children.

A number of currently available steroids, including prednisolone and prednisone, are widely used in pediatrics because of the anti-inflammatory properties of these drugs. Physicians generally prefer prednisolone and prednisone to other products, due to the greater margin of safety of these two drugs. Orapred syrup contains the active ingredient prednisolone sodium phosphate which is therapeutically identical to prednisolone. We also have a 5/mg per 5mL strength of Orapred in development.

Primsol  (Trimethoprim  Solution)

We developed Primsol (trimethoprim HCl oral solution), containing the antibiotic trimethoprim, as a prescription drug for the treatment of middle ear infections in children. In January 2000, the FDA approved the New Drug Application, or NDA, for a 50mg strength of Primsol solution for the treatment of acute otitis media in children age six months to twelve years. We commenced commercial shipment of the 50mg strength of Primsol solution in February 2000. We had net product revenues in 2000 from sales of Primsol of $530,000. In accordance with industry practice, our customers generally have a right of return until they fulfill prescriptions to the consumer.

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

Acute infections are the most frequent illness treated by pediatricians, and middle ear infections are the most common of these infections. By three years of age, approximately 80% of children in the United States have developed at least one ear infection. In 2000, there were approximately 25,189,000 pediatric patient visits to doctors in the United States for the treatment of middle ear infections.

A number of antibiotics are currently available for the treatment of middle ear infections in children. Most pediatricians initially prescribe amoxicillin, a form of penicillin, unless the patient is allergic to the drug or the drug had previously failed to provide a therapeutic effect in the patient. In such cases, the pediatrician selects a second line antibiotic from a series of alternative choices, including a trimethoprim/sulfa compound (sold under brand names such as Bactrim and Septra), cephalosporins (such as Ceclor), a combination of amoxicillin and clavulanic acid (such as Augmentin) or macrolides (such as Zithromax or Biaxin). We are marketing Primsol solution as a second line of therapy to amoxicillin and as an alternative to trimethoprim/sulfamethoxazole combination products such as Bactrim and Septra.

Scott-Levin estimates that the United States market for liquid antibiotics for the treatment of middle ear infections in 2000 was approximately $483,599,000, which consists of approximately $279,835,000 from the sale of amoxicillin (reflecting approximately 14,533,000 prescriptions), approximately $9,266,000 from the sale of trimethoprim/sulfacombination products (reflecting approximately 1,308,000 prescriptions) and approximately $194,498,000 from the sale of other liquid antibiotics (reflecting approximately 6,595,000 prescriptions), including cephalosporins and macrolides. We believe that almost all liquid antibiotics are taken by children.

We formulated Primsol as an oral solution to facilitate its administration to children. Because Primsol solution does not need to be shaken prior to administration, it does not suffer from problems associated with suspensions, such as dose inconsistency.

Pediamist  Nasal  Saline  Spray

Pediamist nasal saline spray is an over-the-counter product to relieve nasal dryness associated with low humidity. This product is administered by a metering device that we believe is particularly appropriate for use by children. We began marketing Pediamist nasal spray in October 1997. We did not require FDA approval to market this product in the United States. We had net product revenues in 2000 from sales of Pediamist of $99,000.

Feverall  Acetaminophen  Rectal  Suppositories

In July 1997, we began marketing the Feverall line of over-the-counter acetaminophen rectal suppositories for the treatment of pain and fever. The Feverall product line consists of four strengths, 80mg, 120mg, 325mg and 650mg. Acetaminophen rectal suppositories are used in patients, primarily children or adolescents, who cannot take acetaminophen orally as a result of regurgitation caused by influenza or an inability to tolerate the taste of currently available liquid forms of acetaminophen. The Feverall suppositories product line is covered by an effective NDA. We had net product revenues in 2000 from sales of the Feverall product line of $2,766,000.

On December 29, 2000, pursuant to the terms of a Product Purchase Agreement by and between Ascent and Alpharma USPD, we sold the Feverall product line in an asset sale to Alpharma USPD in exchange for the cancellation by Alpharma USPD of $12 million of indebtedness owed by us under our loan agreement with Alpharma USPD, although we have maintained the right to repurchase the product line through December 2001 at the same price.

PRODUCT  DEVELOPMENT

In December 1999, we suspended all product development efforts until such time, if at all, as we determine that our financial condition has adequately improved. If our financial condition improves sufficiently such that we begin product development, we are most likely to begin our efforts with the product candidates discussed below.



Product. . .. . . .  Indication   Status                         Key Features
- -----------------  -----------  -----------------      ------  ------------

                                  FDA orally indicated product
Acetaminophen. . . ..Fever. .  .  approvable with certain        Reduced dosing
extended-release . . . . . . . .  modifications; additional      frequency;
sprinkles. . . . . . . . . . . .  development required           improved taste

                                  Phase 3 clinical trials
Pediavent albuterol. Asthma. . .  completed; additional          Reduced dosing
extended-release . . . . . . . .  development required for       frequency;
suspension . . . . . . . . . . .  filing                         improved taste

Although we suspended all product development efforts in December 1999, we incurred research and developments expenses in the year ended December 31, 2000 of $2.0 million, substantially all of which was in connection with the testing of Orapred and Primsol. In the year ended December 31, 1999, research and development expenses were $3.8 million and in the year ended December 31, 1998 were $4.5 million.

Acetaminophen  Extended-Release  Sprinkles

We were developing acetaminophen extended-release sprinkles as an over-the-counter acetaminophen product for the treatment of pain and fever in children which can be administered by sprinkling on soft food. We designed this product to permit dosing every eight hours, rather than the four hours required by currently available products. In December 1999, we suspended development of this product. We expect to seek to resume development of this product at such time, if at all, as we determine that our financial condition has adequately improved.

We were developing the acetaminophen sprinkles with a proprietary controlled-release technology that releases the acetaminophen at an extended rate over time in order to reduce fever and pain for an eight hour period. We believe that dosing every eight hours may significantly increase compliance and permit therapeutic coverage for the full 24-hours of each day. To facilitate administration, we formulated this product in the form of small beads that either can be sprinkled on a soft food that is appealing to the child, such as applesauce, or delivered in a liquid, such as water.

We completed three Phase 1 definitive pharmacokinetic trials comparing our acetaminophen sprinkles to Tylenol extended relief caplets and immediate release Tylenol tablets. These trials involved 63 healthy adults. In these trials, our sprinkles exhibited equivalent bioavailability to the Tylenol product to which they were compared.

In December 1996, we completed a Phase 3 clinical trial that evaluated our acetaminophen sprinkles for the reduction of dental pain. This study involved 125 adults and adolescents and was double blinded, placebo and active controlled. Each patient received a single dose over an eight-hour period. The data from this study indicated that, for an eight hour period, our acetaminophen sprinkles provided pain relief superior to a placebo and comparable to Tylenol extended relief caplets.

In February 1997, we completed a second Phase 3 clinical trial of this product for the treatment of fever in children. This study involved 125 children with a fever between the ages of two and 11 years old. In this second Phase 3 clinical trial, we compared our acetaminophen sprinkles on a double blinded basis to an immediate release presentation of acetaminophen for efficacy (reduction in fever) and safety. The data from this study indicated that our acetaminophen sprinkles provided fever control over an eight hour period comparable to the fever control provided by the immediate release presentation of acetaminophen and that, during the fourth to sixth hours of treatment, the fever control provided by our acetaminophen sprinkles was more effective than the fever control provided by the immediate release acetaminophen.

We filed an NDA for the acetaminophen sprinkles in December 1997. In December 1998, the FDA issued a not-approvable letter covering this NDA which cited deficiencies relating to the manufacture and packaging of this product. The letter also indicated that the clinical trials of the acetaminophen sprinkles did not demonstrate adequate duration of action for the treatment of pain and that the product should only be used in patients older than two years of age. In discussions with the FDA, the FDA indicated to us that with changes and data required to address the manufacturing and packaging deficiencies, the product may be approvable for the fever reduction indication but that additional clinical data is required for approval of the pain indication.

Pediavent  Albuterol  Extended-Release  Suspension

We were developing Pediavent albuterol extended-release suspension as a prescription product for the treatment of asthma. We were developing this product to mask the normal bitterness of albuterol and to permit twice-a-day administration. In December 1999, we suspended development of this product. We expect to seek to resume development of this product at such time, if at all, as we determine that our financial condition has adequately improved.

We were developing Pediavent as a suspension in the form of granules which contained albuterol within a coating. The coating allows the albuterol to be released at an extended rate and masks the normal bitterness of the drug. To enhance patient compliance, we were designing this product for twice-a-day administration. Twice-a-day dosing also avoids waking a child at night to administer medication.

In October 1998, we completed Phase 3 clinical trials of Pediavent to evaluate control of asthma symptoms, lung efficiency and safety in children with asthma. The study was a multi-center, open label, comparative study performed in 63 children, ages two to six, with chronic asthma. For a one month period, patients received either Pediavent suspension twice daily or an immediate release form of albuterol, three times daily. The parents of each patient monitored their status daily and a physician examined each patient weekly. Parent and physician evaluation indicated that Pediavent suspension, taken twice daily, is as safe and effective in controlling asthma in children as the immediate release form of albuterol, taken three times daily.

Late stage review of the current formulation of Pediavent showed the inclusion of a grade of an inactive coating material, known as glycerol monostearate, that may not be acceptable for internal use. We will need to replace this ingredient with an acceptable grade of glycerol monostearate. The review also uncovered issues related to the reproducibility of the analytical test method and the reliability of the manufacturing process to reproduce the product initially evaluated in the European Phase I trials.

The FDA must approve an NDA covering Pediavent in order for us to market this product in the United States. We expect that if we were to resume product development we would submit a request to the FDA for three years of protection under the Waxman-Hatch Act against the approval of a competitor's ANDA for a generic version of Pediavent for the treatment of asthma in children under 12 years of age, which ANDA is based on our clinical trial results.

SALES  AND  MARKETING

We believe that our exclusive focus on the marketing of pediatric pharmaceutical products meaningfully differentiates us from other pharmaceutical companies in the pediatric medical community. We established our sales organization during the second half of 1997, coincident with the market introduction of our initial two products, Feverall acetaminophen rectal suppositories and Pediamist nasal saline spray. As of March 1, 2001, our sales force consisted of five regional sales managers, 40 full-time sales representatives and 15 flex-time (or part-time) sales representatives. The primary focus of our marketing and sales efforts are pediatricians and pediatric nurses who are responsible for most prescriptions written for children in the United States and play a central role in recommending over-the-counter medications for children.

We chose to establish our own sales force instead of using third party sales organizations because we believed that we could more efficiently and effectively implement marketing and sales initiatives through a direct sales force. We believe that we can reach much of the United States pediatric market with a moderately sized sales force and carefully controlled marketing expenditures, because pediatricians and pediatric nurses are generally concentrated in group practices in urban and suburban centers.

Our sales representatives conduct personal sales calls and attend industry conferences, seminars and other meetings. We advertise our products through direct mail and advertisements in speciality pediatric journals. Because more than 71% of patients are covered by a managed care program, such as a health maintenance organization, preferred provider organization or state Medicaid program, we also promote our products directly to managed care providers with the goal of obtaining inclusion of these products on the providers' formularies.

Sales to Warner-Lambert Company accounted for 20% of our net revenues for the year ended December 31, 2000 and 50% of our net revenues for the year ended December 31, 1999. In addition, sales to McKesson HBOC accounted for 11% of our net revenues for the year ended December 31, 2000. We do not have any long-term contracts with any of our customers. We expect to continue to derive a majority of our revenues from a limited number of customers in the near future.

We plan to continue to leverage our marketing and sales capabilities by seeking to enter into arrangements to promote third party pharmaceutical products to pediatricians. For example, since we established our sales force in July 1997, we have entered into co-promotion agreements under which we promoted the combination orticosteroid/antibiotic Pediotic(R), Omnicef(R) (cefdinir) oral suspension and capsules, and Duricef(R) (cefadroxil mono hydrate) oral suspension. We plan to continue to evaluate third-party products for promotion.

MANUFACTURING  AND  DISTRIBUTION

We rely on third parties to manufacture our products for commercial production. Accordingly, we do not have any manufacturing facilities and have not sought to employ direct manufacturing personnel. The components of our products generally are available from a variety of commercial suppliers and are inexpensive. The production of our products involves known manufacturing techniques, although we have developed certain proprietary manufacturing technologies that we seek to protect as trade secrets.

We believe that a number of third party manufacturers, both in the United States and abroad, are capable of manufacturing our products. We intend to establish supply agreements with manufacturers that comply with the FDA's Good Manufacturing Practices and other regulatory standards. Certain of our supply arrangements require us to buy all of our requirements of a particular product exclusively from one supplier. Moreover, FDA regulations provide that a manufacturer cannot supply a product to us, and we cannot sell the product, unless the manufacturer is properly qualified (i.e., demonstrates to the FDA that it can manufacture the product in accordance with applicable regulatory standards). For each of our products, we have qualified only one supplier, even though the contractual arrangement with the supplier may permit us to qualify an additional supplier.

To date, we have entered into several agreements with third parties for the manufacture of our products. Currently, we are a party to two supply agreements with Lyne Laboratories, Inc. for the manufacture of Primsol solution and Orapred syrup, respectively. These agreements provide as follows:

- we have agreed to purchase all amounts of such products as we may require for sale in the United States from Lyne in accordance with an agreed upon price schedule; and

- the Primsol agreement may be terminated by either party on three months' notice any time after October 17, 2004. The Orapred agreement may be terminated by either party on twelve months notice after January 2, 2007.

In October 1996, we entered into an agreement with Recordati S.A. Chemical and Pharmaceutical Company relating to the manufacture of Pediavent albuterol controlled-release suspension. In the future, we may establish our own manufacturing facilities if it becomes economically attractive to do so. In order for us to establish a manufacturing facility, we would require substantial additional funds and significant additional personnel, neither of which may be available to us. In addition, we would need to comply with the FDA's extensive manufacturing regulations.

We distribute our products through Alpharma's distribution warehouse. Under this arrangement, the manufacturers of products ship the products to the distribution warehouse, which performs various functions on our behalf, including order entry, customer service and collection of accounts receivable. We may seek to develop the capability to perform some or all of these functions through our own personnel in the future.

COMPETITION

Competition in the pediatric pharmaceutical market is intense. Although we believe that no competitor focuses its commercial activities exclusively on the pediatric pharmaceutical market, several large pharmaceutical companies with significant research, development, marketing and manufacturing operations market prescription pediatric products. These companies include:

-     GlaxoSmithKline,  which  markets  Ceftin(R)  oral  suspension;

-     Eli  Lilly  and  Company,  which  markets  Ceclor(R)  suspension;

-     Bristol-Myers  Squibb  Company,  which  markets Cefzil(R) oral suspension;

- Ortho-McNeil Pharmaceutical Division of Johnson & Johnson Inc., which markets Tylenol(R) suspension;

-     Pfizer  Inc.,  which  markets  Zithromax(R)  oral  suspension;

- Ross Products Division of Abbott Laboratories Inc., which markets Omnicef(R) syrup;

- Schering-Plough Corporation, which markets Cedax(R) oral suspension, Claritin(R) Reditabs, Proventil(R) syrup;

- Muro Pharmaceuticals, Inc., an ASTA Medica company, which markets Prelone(R); and

-     Celltech  Group  plc,  which  markets  Pediapred(R).

We  believe  that  key  competitive  factors  affecting  our  success  include:

- the efficacy, side effect profile, taste, dosing frequency and method of administration of our products;

-     patent  or  other  proprietary  protection;

-     brand  name  recognition;

-     price;

-     timing  of  market  introduction  of  competitors'  products;  and

-     ability  to  attract  and  retain  qualified  personnel.

Many of our competitors have substantially greater name recognition and greater financial, technical and human resources than us. Furthermore, we will compete against these larger companies with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience. Our competitors may introduce competitive pricing pressures that may adversely affect our sales levels and margins. Moreover, many of these competitors offer well established, broad product lines and services which we do not offer. Many of the products offered by these competitors have well known brand names that have been promoted over many years.

We currently market three products as alternative treatments for pediatric indications for which products with the same active ingredient are well-entrenched in the market. For example, we are marketing Primsol solution, a trimethoprim antibiotic, for the treatment of middle ear infections for which pediatricians often prescribe the well-known combination therapies Bactrim and Septra, which also contain trimethoprim. Our products also compete with products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. For example, Primsol solution competes against other antibiotics, including amoxicillin.

LICENSE  AND  MARKETING  AGREEMENTS

We have obtained rights to manufacture and/or market products through licenses and other arrangements with third parties. Set forth below is a summary of our license with Recordati with respect to our Pediavent product.

Recordati License. We obtained a license from Recordati S.A. Chemical and Pharmaceutical Company under their patents and patent applications to clinically test, register, market, distribute and sell an extended-release suspension system formulation of albuterol in the form of coated granules, which we were developing as Pediavent until December 1999 when we suspended all product development. The license is exclusive in all countries other than Italy and Spain. Our license rights under this agreement will terminate with respect to a particular country if (a) we do not notify Recordati within two years of filing for FDA marketing approval of Pediavent of our intention to pursue the commercial development of Pediavent in such country or (b) a joint development committee determines that the commercial development of Pediavent in such country is not technically feasible. We may also sublicense our license rights under this agreement, subject to certain restrictions in certain countries. We have agreed to collaborate with Recordati on the development, clinical testing and regulatory approval of Pediavent in the United States and in any other country in which we elect to pursue its commercial development, although we have suspended all such collaboration pending adequate improvement of our financial condition. Recordati will own any intellectual property resulting from the collaboration other than our clinical research data, product applications and regulatory approvals. This agreement expires 15 years from the date of FDA marketing approval of Pediavent. We are entitled to extend the agreement, at our election, for an additional five year term. During the term of this agreement, Recordati has agreed to supply us with such quantities of the product as we may require. In return, we have agreed to pay Recordati certain up-front license fees and to purchase the product from Recordati at unit prices based upon net sales in a given country. During the term of this agreement, we have also agreed not to develop, manufacture or sell competing products.

The licenses and other third party product arrangements to which we are or become a party to may impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on us. Any failure by us to comply with these requirements could result in termination of the applicable agreement, which could adversely affect our business.

PATENTS,  TRADE  SECRETS,  LICENSES  AND  TRADEMARKS

We believe that our success will depend in part on our ability to maintain patent or other proprietary rights protection for our products, both in the United States and in other countries. Our policy is to file patent applications to protect technology, inventions and improvements that are considered novel and important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities to maintain our competitive position. If we resume product development, we also plan to consider seeking three year protection for certain products, if appropriate, under the Waxman-Hatch Act from the approval of a competitor's ANDA for a generic version of one of our products that we suspended development on, which ANDA is based on our clinical trial results. We also seek and intend to continue to seek trademark protection for our brand names.

We hold 12 issued United States patents and have filed one additional United States patent application. These patents and patent application primarily relate to the following:

-     Formulation  of  Primsol  solution  (1  patent);

-     Cromolyn  sodium  cream  product  candidate  (5  patents);

-     Extended-release  technology  (1  patent  and  1  application);  and

-     Task-masking  technology  (2  patents).

Three of the issued patents relate to product candidates which we currently are not planning to pursue. We have also sought foreign patent protection in other major industrial countries for what we believe are our most commercially important technologies. All of our issued United States and foreign patents expire from 2014 to 2018, although we may extend certain United States patents for specified periods. Any of our United States and foreign patents could lapse if certain maintenance fees are not paid.

The patent positions of pharmaceutical firms are generally uncertain and involve complex legal and factual questions. Consequently, even though we currently are prosecuting our patent application with the United States Patent and Trademark Office and certain foreign patent authorities, we do not know whether our patent application will result in the issuance of a patent or, if a patent is issued, whether it will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months or years, we cannot be certain that we were the first creator of inventions claimed by our pending patent application or that we were the first to file the patent application for such inventions. Generally, in the United States, the first to invent is entitled to the patent, whereas in the European Economic Community, the first to file is entitled to the patent. Our competitors and other third parties hold issued patents and pending patent applications relating to aspects of our technology, and it is uncertain whether these patents and patent applications will require us to alter our products or processes, pay licensing fees or cease activities. In addition, since our products represent reformulations of off-patent drugs, any patents which cover such products would be use or formulation patents, which will provide us with a significantly narrower level of protection than a patent on the active ingredient itself.

We require our employees, consultants, and any outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality and invention assignment agreements. These agreements require that all confidential information developed pursuant to such relationships or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual relating to our business are our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

Because we believe that promotion of pediatric pharmaceutical products under a brand name is an important competitive factor, we plan to seek trademark protection for our products, both in the United States and, to the extent we deem appropriate, in major foreign countries. To date, we have obtained ten trademark registrations from the United States Patent and Trademark Office, including for the marks "ASCENT," "PEDIAMIST," "PEDIATEMP," "PEDIAVENT " and "PRIMSOL." In addition, in July 1997, we acquired the "FEVERALL" trademark from Upsher-Smith Laboratories, Inc. as part of our acquisition of the Feverall line of acetaminophen rectal suppositories. On December 29, 2000, in connection with the sale of the Feverall product line, we transferred the entire right, title and interest in the "FEVERALL" trademark to Alpharma USPD. All other brand names or trademarks appearing in this annual report are the property of their respective owners.

GOVERNMENT  REGULATION

The manufacture, labeling, distribution, sale, marketing, promotion and advertising of our products are subject to extensive and rigorous governmental regulation in the United States and other countries.

FDA  APPROVAL

In the United States, pharmaceutical products intended for therapeutic use in humans are subject to rigorous and extensive FDA regulation before and after approval. The process of completing preclinical studies and clinical trials and obtaining FDA approvals for a new drug can take a number of years and require the expenditure of substantial resources. In December 1999, due to limitations on resources, we suspended the development of our products indefinitely.

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

A new drug in generic form for use in humans may be marketed in the United States following FDA approval of an Abbreviated New Drug Application. ANDA approval requires, among other things, that:

- the drug have the same active ingredient, dosage form, route of administration, strength and conditions of use as a "pioneer" drug that was previously approved by the FDA as safe and effective; and

- any applicable patents and statutory period of protection under the Waxman-Hatch Act with respect to the "pioneer" drug have expired.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. The sponsor must conduct the clinical trials in accordance with the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. The sponsor must submit each protocol to the FDA as part of the IND. Further, the sponsor must conduct each clinical study under the auspices of an Institutional Review Board, or IRB. The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

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

The Waxman-Hatch Act provides a period of statutory protection for new drugs which receive NDA (but not ANDA) approval from the FDA. If a new drug receives NDA approval, and the FDA has not previously approved any other new drug containing the same active ingredient, then the FDA may not accept an ANDA by another company for a generic version of such drug for a period of five years from the date of approval of the NDA (or four years if an ANDA applicant certifies invalidity or non-infringement of the patent covering such drug). Similarly, if a new drug containing an active ingredient that was previously approved by the FDA received NDA approval which is based upon new clinical investigations (other than bioavailability studies), then the FDA may accept the filing of an ANDA for a generic version of such drug by another company but may not make the approval of such ANDA effective for a period of three years from the date of the NDA approval. The statutory protection provided by the Waxman-Hatch Act does not prohibit the filing or approval of an NDA (as opposed to an ANDA) for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use as a drug protected under the act. However, in order to obtain an NDA, a competitor would have had to conduct its own clinical trials. As our products are based upon approved compounds for which the FDA has previously granted NDA approval, we expect that any products which qualify for statutory protection under the Waxman-Hatch Act will be afforded only a three year period of protection.

In addition to product approval, satisfactory inspection by the FDA covering manufacturing facilities or the facilities of a supplier is required before marketing a product in the United States. The FDA will review the manufacturing procedures and inspect the manufacturer's facilities and equipment for compliance with Good Manufacturing Practices and other requirements. Any material change in the manufacturing process, equipment or location necessitates additional preclinical and/or clinical data and additional FDA review and approval before marketing. In addition, the FDA must supplementally approve any changes in manufacturing that have substantial potential to adversely affect the safety or effectiveness of the product, such as changes in the formulation of a drug, as well as some changes in labeling or promotion.

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

FOREIGN  REGULATORY  APPROVAL

We would be required to obtain the approval of governmental regulatory authorities comparable to the FDA in foreign countries prior to the commencement of clinical trials and subsequent marketing of a pharmaceutical product in such countries, assuming we were to resume product development, which, in December 1999, we suspended indefinitely. This requirement applies even if we have obtained FDA approval in the United States. The approval procedure varies from country to country. The time required may be longer or shorter than that required for FDA approval. A centralized procedure is effective for the Member States of the European Union and certain other countries that have agreed to be bound by the approval decisions of the European Medical Evaluation Agency.

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

EMPLOYEES

As of March 1, 2001, we had 63 full-time employees. Five of these employees are engaged in quality control, including medical and regulatory affairs, 52 are employed in sales and marketing and six are employed in finance, business development and general and administrative activities. In addition, as of March 1, 2001, we had 15 flex-time employees, all of whom are employed in sales and marketing. Many of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. None of our employees is covered by a collective bargaining agreement, and management considers relations with our employees to be good.

ITEM  2.   PROPERTIES

We lease two office spaces, totaling approximately 18,900 square feet, in the same building in Wilmington, Massachusetts. The lease for the original space is for approximately 14,200 square feet and has an initial term expiring January 31, 2002. We have an option to renew the lease for an additional five-year period. The lease for the approximately 4,500 square feet of remaining office space has an initial term expiring February 28, 2002. On April 1, 2000, we entered into an agreement with a third party to sublease all of the approximately 4,500 square feet of office space to such third party. The sublease agreement expires February 28, 2002.

ITEM  3.   LEGAL  PROCEEDINGS

Not  applicable.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

EXECUTIVE  OFFICERS  AND  SIGNIFICANT  EMPLOYEES  OF  THE  REGISTRANT

The following table sets forth certain information regarding the executive officers and certain significant employees of Ascent as of March 1, 2001.



 NAME . . . . . . . . . .  AGE  POSITION
-------------------------  ---  ----------------------------------------------
Executive Officer
Emmett Clemente, Ph.D.. .   62  President, Chairman of the Board and Treasurer

Significant Employees
Mumtaz Ahmed, M.D., Ph.D.   64  Vice President, Medical Affairs
David J. Benn . . . . . .   34  Director of Marketing
Steven Evans. . . . . . .   46  National Sales Director
Jennifer A. Marchand. . .   30  Controller
Mark Murray . . . . . . .   37  Director of Regulatory Affairs
Bobby R. Owen . . . . . .   51  Vice President, Operations
Diane Worrick . . . . . .   47  Vice President, Human Resources

Emmett Clemente, Ph.D., President and Chairman of the Board of Directors, founded Ascent in 1989. Dr. Clemente has served as a director since 1989, as Chairman of the Board since May 1996 and as President since December 1999. From May 1989 to May 1996, Dr. Clemente also served as Chief Executive Officer of Ascent. Dr. Clemente served as the Director of Pharmaceutical Research for Fisons Corporation, U.S., a pharmaceutical company ("Fisons"), from 1980 to 1989, and as the Director of New Product Development and Acquisitions of Fisons from 1972 to 1980. From 1970 to 1972, Dr. Clemente served as Senior Scientist in the Consumer Products Division of Warner-Lambert Company, a pharmaceutical company. From 1968 to 1970, Dr. Clemente served as Senior Scientist at Richardson-Merrell Company, a pharmaceutical company. Dr. Clemente received a B.S. in biology, an M.S. in physiology and a Ph.D. in pharmacology from St. John's University.

Mumtaz Ahmed, M.D., Ph.D., has served as Vice President, Medical Affairs of Ascent since 1993. From 1982 to 1993, Dr. Ahmed served as Executive Director/Distinguished Research and Development Physician at Ciba-Geigy Corporation, a pharmaceutical company. Dr. Ahmed received a B.S. in biology and chemistry and an M.S. in Microbiology from University of Karachi, Pakistan, an M.D. from UACJ School of Medicine, Juarez, Mexico, and a Ph.D. in microbiology from Indiana University School of Medicine.

David J. Benn has served as Director of Marketing of Ascent since April 2000. From January 2000 to April 2000, Mr. Benn served as Marketing Director at Watson Pharmaceuticals, Inc., a pharmaceutical company. From 1994 to January 2000, Mr. Benn held various marketing positions, including Product Management and Marketing Management, at Muro Pharmaceutical, Inc., a pharmaceutical company. From 1987 to 1994 Mr. Benn held positions in Sales, Sales Operations, and Marketing at Schering Plough Corp., a pharmaceutical company. Mr. Benn received a B.S. in business economics from Cook College, Rutgers University and an M.B.A. in Marketing from Farleigh Dickinson University.

Steve Evans has served as National Sales Director of Ascent since December 1999. From July 1997 to December 1999, Mr. Evans served as Director of Sales of Ascent. From 1982 to June 1997, Mr. Evans held various positions at Searle Pharmaceuticals, a pharmaceutical company, including Manager of Sales Operations, Manager of Sales Training and Director of Sales, and last serving as Director in the National Customer Unit. Mr. Evans earned a B.S. in Psychology from Oklahoma State University and a M.S.W. degree from Oklahoma University.

Jennifer A. Marchand has served as Controller of Ascent since January 2000. From January 1997 to January 2000 Ms. Marchand served as a consultant, Accounting Manager and Financial Systems Manager of Ascent. From 1993 to November 1996, Ms. Marchand served in various accounting positions, including General Accounting Supervisor, at Vision Sciences, Inc., a medical device manufacturer. Ms. Marchand received a B.S. in business administration with a concentration in accounting from the University of Massachusetts, Lowell.

Mark Murray has served as Director of Regulatory Affairs of Ascent since 1994. From 1992 to 1994, Mr. Murray served in various regulatory affairs positions, including Senior Regulatory Affairs Specialist, last serving as Manager, Regulatory Affairs, at Serono Laboratories, Inc., a pharmaceutical company. From 1986 to 1992 Mr. Murray served in various regulatory affairs and technical positions at Marion Merrell Dow, Inc., a pharmaceutical company. Mr. Murray received a B.S. in Biology from the University of Dayton.

Bobby R. Owen has served as Vice President, Operations of Ascent since September 1997. From 1995 to July 1997, Mr. Owen served as Corporate Director of Manufacturing at AutoImmune, Inc., a biotechnology company. From 1994 to 1995 Mr. Owen served as Vice President of Technical Operations at Telor Ophthalmic Pharmaceuticals, Inc., a pharmaceutical company. From 1989 to 1993 Mr. Owen served as Vice President of Operations at PCM Corporation/Paco Pharmaceutical Services, Inc, a pharmaceutical company. From 1971 to 1979 Mr. Owen served in various manufacturing and developments positions with Baxter Health Care. Mr. Owen received his B.S. in chemistry from the University of Alabama.

Diane  Worrick  has  served as Vice President of Human Resources of Ascent since
1990. Ms. Worrick served in various human resources positions at Fisons from 1976 to 1989, last serving as Personnel Manager. Ms. Worrick received a B.B.A. from Northeastern University.

                                     PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since July 23, 1999, depositary shares representing Ascent's common stock have traded on the Over-The-Counter Bulletin Board under the symbol "ASCTP". Prior to this, Ascent's common stock had been traded on the Nasdaq National Market under the symbol "ASCT". The following table sets forth the high and low sales or bid prices per share of Ascent common stock or depositary share, as appropriate, for the periods indicated below as reported on the Nasdaq National Market or the OTC Bulletin Board, respectively. Information presented below with respect to the OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions in Ascent depositary shares.





PERIOD PERIOD.  HIGH     LOW

                   1999
                -------
First Quarter.  $ 6.875  $  2.50

Second Quarter  $3.1562  $1.6562

Third Quarter.  $  3.00  $  1.25

Fourth Quarter  $ 2.125  $ 0.875

                   2000
                -------
First Quarter.  $  3.00  $  1.25

Second Quarter  $2.7812  $0.9375

Third Quarter.  $1.9688  $0.8438

Fourth Quarter  $1.7344  $0.5312

The last reported bid price of Ascent depositary shares on the Over-The-Counter Bulletin Board on March 27, 2001 was $0.8125 per share. There were approximately 169 stockholders of record on March 27, 2001.

Ascent has never declared or paid cash dividends on its depositary shares or common stock and does not expect to pay cash dividends on its depositary shares or common stock in the foreseeable future. Ascent is currently prohibited from paying cash dividends under the terms of its financing arrangements with funds affiliated with ING Furman Selz LLC and BancBoston Ventures, Inc.

Except as set forth below or as previously reported in a quarterly report on Form 10-Q, during the fiscal year ended December 31, 2000, Ascent did not sell any securities that were not registered under the Securities Act of 1933, as amended.

On November 1, 2000, in connection with the borrowing of $1,000,000 from funds affiliated with ING Furman Selz pursuant to Ascent's financing arrangements with ING Furman Selz, Ascent issued to such funds immediately exercisable warrants to purchase an aggregate of 500,000 Ascent depositary shares at an exercise price of $3.00 per share. The exercise price of these warrants were subsequently reduced to $0.05 per share in conjunction with the December 29, 2000 financing with FS Ascent Investments. These warrants are exercisable on a cashless basis. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933.

On November 28, 2000, in connection with the borrowing of $1,000,000 from funds affiliated with ING Furman Selz pursuant to Ascent's financing arrangements with ING Furman Selz, Ascent issued to such funds immediately exercisable warrants to purchase an aggregate of 1,000,000 Ascent depositary shares at an exercise price of $3.00 per share. The exercise price of these warrants were subsequently reduced to $0.05 per share in conjunction with the December 29, 2000 financing with FS Ascent Investments. These warrants are exercisable on a cashless basis. These issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933.


ITEM  6.   SELECTED  FINANCIAL  DATA

The table below summarizes recent historical financial information for Ascent. For further information, refer to Part II, Item 8, Financial Statements and Supplementary Data.




                                               Selected Financial Data
                                        (In thousands, except per share data)


                                                Year Ended  December 31,
                                               --------------------------
                                            2000       1999       1998       1997       1996
                         --------------------------  ---------  ---------  ---------  ---------
Product revenue, net. . . . . . . . . . .   $3,395   $  3,040   $  4,353   $  2,073   $      -
Co-promotional revenue. . . . . . . . . .    1,069      4,008        123          -          -
Gross margin. . . . . . . . . . . . . . .    3,062      5,421      2,092        828          -
Loss from operations. . . . . . . . . . .  (11,413)   (14,221)   (16,046)   (11,694)    (6,566)
Extraordinary item (1). . . . . . . . . .        -          -      1,166          -          -
Net loss. . . . . . . . . . . . . . . . .  (14,339)   (15,653)   (18,231)   (12,498)    (6,487)

Net loss available to common
  stockholders (2)                    (14,339)   (16,072)   (18,680)   (12,745)    (6,625)
Net loss available to common
  stockholders per common share
  basic and diluted . . . . . . . . . . . . .  $(1.47)  $  (1.96)  $  (2.69)  $  (3.08)  $ (33.44)

                                                               December 31,
                                                2000       1999       1998       1997       1996
                                              -------  ---------  ---------  ---------  ---------
Cash, cash equivalents and current
  marketable securities . . . . . . . . . . .  $  261   $  1,067   $  2,172   $ 14,229   $  2,086
Working capital (deficit) . . . . . . . . . .  (1,171)      (798)       468      4,242        525
Total assets (3). . . . . . . . . . . . . . .  15,293     15,273     16,301     28,433      2,628
Long term subordinated secured notes,
  net of current portion. . . . . . . . . . .  20,706     21,461      8,681      1,252          -
Redeemable convertible preferred stock,
  Series D, Series E and Series F (4) . . . .       -          -          -          -     17,832
Convertible exchangeable preferred
  stock, Series G (5) . . . . . . . . . . . .       -          -      6,461          -          -
Total stockholders' equity (deficit). . . . . (21,707)    (9,958)     3,803     15,515    (16,778)

No common stock or depositary share dividends have been declared or paid by Ascent for any period presented above.

(1) The extraordinary item resulted from the early repayment of subordinated secured notes on June 1, 1998. As a result, Ascent accelerated the accretion of the discount of $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

(2) On July 23, 1999, in connection with the consummation of Ascent's strategic alliance with Alpharma, Ascent effected a merger with a wholly-owned subsidiary pursuant to which each outstanding share of Ascent common stock outstanding on such date was converted into the right to receive one depositary share, representing one share of Ascent common stock subject to a call option and represented by a depositary receipt. As used herein, common shares refer to shares of Ascent common stock on and before July 23, 1999 and to Ascent depositary shares from and after July 23, 1999. On December 29, 2000, Ascent entered into a series of agreements with Alpharma terminating the strategic alliance, including a loan agreement. As part of the agreements, Alpharma agreed not to exercise its call option and Ascent sold its Feverall product line to Alpharma USPD. See Footnote (3) below.

(3) In July 1997, Ascent acquired the Feverall acetaminophen suppository product line and certain related assets for a purchase price of $11.9 million. A significant portion of the purchase price was allocated to the "Feverall" trademark acquired in the transaction, the manufacturing agreement entered into in connection with the transaction and goodwill. On December 29, 2000, Ascent sold the Feverall product line in an asset sale to Alpharma USPD, in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by Ascent under a loan agreement.

(4) All then outstanding preferred stock was converted to common stock at the initial public offering in May 1997.

(5) On July 23, 1999, in connection with Ascent's strategic alliance with Alpharma USPD, which was subsequently terminated, Ascent exercised its right to exchange all outstanding shares of Series G preferred stock for 8% convertible subordinated notes in accordance with the terms of the Series G preferred stock. See Footnote (2) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are engaged in the marketing of pharmaceuticals for use in the treatment of common pediatric illnesses. We introduced our first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, to the market in the second half of 1997. We introduced Primsol trimethoprim solution, a prescription antibiotic, to the market in February 2000 and Orapred syrup, a liquid steroid for the treatment of inflammation, including inflammation resulting from respiratory conditions, to the market in January 2001. On December 29, 2000, we sold the Feverall product line in an asset sale to Alpharma USPD in exchange for the cancellation by Alpharma USPD of $12.0 million owed to Alpharma USPD by us under the loan agreement between the two parties, although we have maintained the right to repurchase the product line through December 2001 at the same price.

We leverage our marketing and sales capabilities, including our sales force, by seeking to enter into arrangements to promote third party pharmaceutical products to pediatricians. Since July 1997, when we established a sales force, we have entered into co-promotion agreements under which we promoted the combination corticosteroid/antibiotic, Pediotic(R), Omnicef(R) (cefdinir) oral suspension and capsules, and Duricef(R) (cefadroxil mono hydrate) oral suspension. All of these agreements have either expired or been terminated.

We have incurred net losses since our inception and expect to incur additional operating losses at least through 2001 as we seek to maintain our sales and marketing organization and promotion of Orapred and Primsol to the market. We expect cumulative losses to increase over this period. We have incurred a deficit from inception through December 31, 2000 of $80,602,000.

In December 1999, we modified our strategy until such time as we determine that our financial condition has adequately improved. Specifically, we are focused on introducing Orapred and Primsol to the market and seeking appropriate co-promotional opportunities. We have suspended all product development activities until such time, if ever, as our financial condition has adequately improved.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  2000  VS.  FISCAL  YEAR  1999

REVENUE. Ascent had net revenue of $4,464,000 for the year ended December 31, 2000 compared with revenue of $7,047,000 for the year ended December 31, 1999. This decrease in revenue of $2,583,000 was primarily attributable to a decrease in revenues under co-promotion arrangements in 2000 from $4,008,000 to $1,069,000 associated with the termination or expiration in early 2000 of the Omnicef and Pediotic co-promotion agreements. The decrease also reflects a decrease of $119,000 in Feverall sales and a decrease of $55,000 in Pediamist sales. These decreases were offset by $530,000 in revenues from sales of Primsol, which we began selling in February 2000. For the year ended December 31, 2000, sales to Warner Lambert Company accounted for 20% and sales to a McKesson HBOC accounted for 11% of net revenues. We expect to continue to derive a majority of our revenues from a limited number of customers in the near future.

COST OF PRODUCT SALES. Cost of sales was $1,402,000 for the year ended December 31, 2000 compared with $1,626,000 for the year ended December 31, 1999. This decrease in cost of sales of $224,000 was primarily attributable to (i) a decrease of $166,000 for the manufacturing costs associated with the production of Feverall and Pediamist due to decreases in sales volume, (ii) a decrease of $52,000 in operations personnel costs due to a reduction in headcount, and (iii) a decrease of $95,000 in inventory net realizable value adjustments due to higher prior year write-offs of expired Primsol inventory. The decrease was offset by an increase of $44,000 for the manufacturing costs associated with the production of Primsol and an increase of $97,000 for finished goods testing of Primsol and Orapred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Ascent incurred selling, general and administrative expenses of $12,471,000 for the year ended December 31, 2000 compared with $15,808,000 for the year ended December 31, 1999, representing a decrease of $3,337,000.

Selling and marketing expenses were $10,220,000 for the year ended December 31, 2000 compared with $11,613,000 for the year ended December 31, 1999. This decrease in selling and marketing expenses of $1,393,000 was primarily the result of (i) $1,294,000 in decreased personnel costs due to the decreased number of our sales representatives in 2000, (ii) $430,000 in decreased advertising and promotional expenses of Feverall, (iii) $314,000 in decreased sales meeting costs,(iv) $331,000 in decreased samples, selling materials, media and direct mailings costs associated with the Omnicef co-promotion agreement, and (v) $200,000 in decreased travel, entertainment, and business development expenditures. This decrease was offset by an increase of (i)$899,000 in the advertising and promotion of a new product offering, Primsol, (ii) $156,000 in selling materials for Orapred in preparation for product introduction,(iii) $92,000 for the purchase of sales information, and (iv) $58,000 in freight and distribution expenses due to new product launching. General and administrative expenses were $2,251,000 for the year ended December 31, 2000 compared with $4,195,000 for the year ended December 31, 1999. The decrease in general and administrative expenses of $1,944,000 was primarily attributable to decreases of (i) $1,094,000 due to the termination of an advisory services agreement in the third quarter of 1999, (ii) $476,000 in personnel expenses due to a decrease in headcount, (iii) $97,000 for investor relations expenses, (iv) $116,000 in employee retention expenses, (v) $106,000 for consulting expenses due to the scaling back of an existing agreement in November 1999, and (vi) $51,000 in recruiting expenses.

RESEARCH AND DEVELOPMENT. Ascent incurred research and development expenses of $2,003,000 for the year ended December 31, 2000 compared with $3,833,000 for the year ended December 31, 1999. This decrease of $1,830,000 was primarily attributable to (i) $945,000 in reduced spending on the Pediavent and Acetaminophen Extended Release products' research and development programs that were suspended in December 1999, (ii) $370,000 in reduced spending on Orapred development, (iii) $225,000 in reduced personnel expenses due to a decrease in headcount,(iv) $143,000 in reduced consulting expenses, (v) $21,000 in reduced legal/patent expenses, and (vi) $19,000 in reduced travel and entertainment expenses. In December 1999, Ascent suspended its research and development efforts for products other than Primsol and Orapred until such time as Ascent determines that its financial condition has adequately improved.

INTEREST. Ascent had interest income of $59,000 for the year ended December 31, 2000 compared with $68,000 for the year ended December 31, 1999. This decrease of $9,000 was due to a lower average cash investment balance. Ascent had interest expense of $3,064,000 for the year ended December 31, 2000 compared with $1,500,000 for the year ended December 31, 1999. This increase of $1,564,000 was primarily attributable to $1,379,000 for additional subordinated notes issued during the year and $185,000 for the amortization of debt issue costs.

FISCAL  YEAR  1999  VS.  FISCAL  YEAR  1998

REVENUE. Ascent had net revenue of $7,047,000 for the year ended December 31, 1999 compared with revenue of $4,476,000 for the year ended December 31, 1998.
This increase in revenue of $2,571,000 was primarily attributable to increased revenues for Ascent's co-promotion arrangements, including revenues of $3,383,000 under the Omnicef co-promotion agreement and $625,000 under the Pediotic co-promotion agreement. The increase was offset by a decrease of $1,241,000 in Feverall sales due to low sales volume and a decrease of $73,000 in Pediamist sales due to low sales volume. For the year ended December 31, 1999, sales to Warner Lambert Company accounted for 50% of net revenues.

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

General and administrative expenses were $4,195,000 for the year ended December 31, 1999 compared with charges and expenses of $3,819,000 for the year ended December 31, 1998. The increase in general and administrative expenses of $376,000 was primarily attributable to increases of $1,003,000 for the termination of an advisory services agreement. This increase was offset by decreases of (i) $331,000 in personnel expenses due to a decrease in headcount,
(ii) $120,000 for legal, accounting and investor relations expenses, (iii) $100,000 for consulting expenses due to scaling back of two existing consulting agreements, (iv) $57,000 for insurance expenses related to product liability, automobile and directors' and officers' liability insurance, and (v) $25,000 in travel and entertainment expenses.

RESEARCH AND DEVELOPMENT. Ascent incurred research and development expenses of $3,833,000 for the year ended December 31, 1999 compared with $4,522,000 for the year ended December 31, 1998. This decrease of $689,000 was primarily attributable to (i) $962,000 in reduced spending on the Primsol, Pediavent and Feverall Extended Release products' research and development programs due to the completion of clinical and biological studies of these products during 1998 and
(ii) $54,000 in reduced legal/patent expenses. These decreases were offset by increases of $269,000 in personnel costs due to an increase in headcount and $104,000 in increased spending on the Orapred product's research and development programs. In December, 1999, Ascent suspended its research and development efforts for products other than Primsol and Orapred until such time as Ascent determines that its financial condition has adequately improved.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, with net proceeds of $33.6 million, the private sale of subordinated secured notes and related common stock and depositary share purchase warrants, with net proceeds of $40.8 million, and, in 1997, an initial public offering of shares of common stock, with net proceeds of $17.5 million.
As of December 31, 2000, Ascent had $261,000 in cash and cash equivalents, a decrease of $806,000 from $1,067,000 as of December 31, 1999. Since January 1, 2001, Ascent has borrowed $5.0 million from FS Ascent Investments LLC under its $10.25 million facility described below.

Ascent used $13.2 million of cash in operations for the year ended December 31, 2000 compared to $13.8 million for the year ended December 31, 1999. Net cash used in operations for the year ended December 31, 2000 was primarily attributable to a $14.3 million net loss generated during the period, a decrease in inventory of $893,000, and a decrease in accrued expenses of $639,000. This was offset in part by non-cash charges for depreciation and amortization expense of $1,027,000 and non-cash interest expense of $767,000, and increases in deferred revenue of $739,000. Ascent's investing activities resulted in net cash used of $309,000 for the year ended December 31, 2000 compared to $223,000 for the year ended December 31, 1999. Ascent's capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. Ascent expects that its capital expenditures will remain steady in the future. Cash provided by financing activities was $12.7 million for the year ended December 31, 2000 compared to $12.9 million for the year ended December 31, 1999. The principal sources of financing for the year ended
December 31, 2000 were the Alpharma and ING Furman Selz credit facilities discussed below, which yielded net proceeds of $1.5 million and $11.0 million, respectively. The Alpharma credit facility was terminated as of December 29, 2000, by mutual agreement of the parties.

Outstanding  Indebtedness  to  ING  Furman  Selz  and  Other  Entities

As of December 31, 2000, Ascent had notes outstanding in the aggregate original principal amount of $22.7 million under its financing arrangements with the former holders of Series G preferred stock and funds affiliated with ING Furman Selz. From December 31, 2000 to March 30, 2001, Ascent borrowed an additional $5.0 million under the credit facility it entered into with ING Furman Selz on December 29, 2000. The notes currently outstanding are as follows:

- 8% seven-year subordinated notes issued on June 1, 1998 to the holders of Series G preferred stock pursuant to the May 1998 securities purchase agreement, $1.7 million principal amount outstanding as of December 31, 2000. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 8% seven-year convertible subordinated notes issued on July 23, 1999 to the holders of Series G preferred stock pursuant to the second amendment to the May 1998 securities purchase agreement, as amended, upon the conversion of the Series G preferred stock, $7.0 million principal amount outstanding as of December 31, 2000. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 7.5% convertible subordinated notes in the principal amount of up to $4.0 million issued on July 1, 1999 to funds affiliated with ING Furman Selz pursuant to the third amendment to the May 1998 securities purchase agreement, as amended, $4.0 million principal amount outstanding as of December 31, 2000. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% convertible subordinated notes in the principal amount of up to $10.0 million issued on October 15, 1999 to funds affiliated with ING Furman Selz pursuant to the fourth amendment to the May 1998 securities purchase agreement, as amended, $10.0 million principal amount outstanding as of December 31, 2000. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% convertible subordinated notes in the principal amount of up to $6.25 million issued on January 2, 2001 to funds affiliated with ING Furman Selz pursuant to the fifth amendment to the May 1998 securities purchase agreement, as amended, $5.0 million principal amount outstanding as of March 30, 2001. These notes mature in June 2001.

Ascent's financing arrangements, including the material terms of the foregoing notes, are described in more detail below.

Series G Financing. On May 13, 1998, Ascent entered into a Series G Securities Purchase Agreement with funds affiliated with ING Furman Selz Investments LLC and BancBoston Ventures, Inc. In accordance with this agreement, on June 1, 1998, Ascent issued and sold to these funds an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock, $9.0 million of 8% seven-year subordinated notes and seven-year warrants to purchase an aggregate of 2,116,958 shares of Ascent common stock at a per share exercise price of $4.75 per share, which, as discussed below, was subsequently decreased, for an aggregate purchase price of $16.0 million. Of the $9.0 million of subordinated secured notes issued and sold by Ascent, $8,652,515 was allocated to the relative fair value of the subordinated notes and $347,485 was allocated to the relative fair value of the warrants. Accordingly, the 8% subordinated notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the notes. The $347,485 allocated to the warrants was included in additional paid-in-capital. Ascent used a portion of the net proceeds, after fees and expense, of $14.7 million to repay $5.3 million in existing indebtedness and used the balance for working capital. As a result of the early repayment of subordinated notes, Ascent accelerated the unaccreted portion of the discount amounting to $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

In connection with Ascent's strategic alliance with Alpharma USPD and Alpharma, Inc., which, as discussed below, was subsequently terminated, Ascent entered into a second amendment to the May 1998 securities purchase agreement in July 1999. The second amendment provided for, among other things, (a) Ascent's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase an aggregate of 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares.

The subordinated notes and convertible notes bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing
December 1998. Ascent deferred forty percent of the interest due on the subordinated notes and fifty percent of the dividend interest due on the convertible notes in each of December 1998, June 1999, December 1999 and June 2000 for a period of three years.

In the event of a change in control or unaffiliated merger of Ascent, Ascent could redeem the convertible notes issued upon exchange of the Series G preferred stock at a price equal to the liquidation preference plus accrued and unpaid dividends, although Ascent would be required to issue new common stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of Ascent, the holders of the convertible notes and the subordinated notes could require Ascent to redeem these notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the Series G financing, a representative of ING Furman Selz Investments was added to Ascent's board of directors.

$4.0 Million Credit Facility. On July 1, 1999, Ascent entered into an arrangement with certain funds affiliated with ING Furman Selz Investments LLC under which such funds agreed to loan Ascent up to $4.0 million. Pursuant to this agreement, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of $4.0 million and warrants to purchase an aggregate of 600,000 depositary shares at an exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on July 1, 2006, to the funds affiliated with ING Furman Selz. As of February 2000, Ascent had borrowed the entire $4.0 million under this credit facility. Of the $4.0 million convertible subordinated notes issued and sold, $3,605,700 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $394,300 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $3,605,700 to the maturity amount of $4,000,000 as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004. In connection with this arrangement, a second representative of ING Furman Selz Investments was added to Ascent's board of directors.

$10.0 Million Credit Facility. On October 15, 1999, Ascent entered into an arrangement with certain funds affiliated with ING Furman Selz under which such funds agreed to loan Ascent up to an additional $10.0 million. Pursuant to this agreement, Ascent issued to the funds affiliated with ING Furman Selz 7.5% convertible subordinated notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 5,000,000 depositary shares at an original exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on October 15, 2006. As part of the right to draw down the $10.0 million, Ascent issued to the funds affiliated with ING Furman Selz 1,000,000 warrants which were valued at $513,500 (classified as debt issue costs). As of December 31, 2000, Ascent had borrowed an aggregate of $10.0 million under this credit facility. Of the $10.0 million of convertible subordinated notes issued and sold, $8,540,187 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $1,459,813 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $8,540,187 to the maturity amount of $10.0 million as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into Ascent depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC, which is affiliated with ING Furman Selz Investments ("FS Investments"), and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes ($5.0 million of which has already been advanced to Ascent in early 2001) and $4.0 million of Series H preferred stock ($1,000 of which has been sold in 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than June 30, 2002 at Ascent's election, or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. The notes are secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December 29, 2000, by and between Ascent and FS Investments. The $6.25 million to be advanced to Ascent under the loan agreement will be obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount of the Series H preferred stock, plus $10.0 million. In connection with the financing, Ascent agreed to issue warrants to FS Investments to purchase up to 10,950,000 depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 1,950,000 depositary shares were issued on January 2, 2001) and reduced the exercise price of certain of the above described outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share. The remaining warrants to purchase 9,000,000 depositary shares issuable under the credit facility will be issued if the outstanding amounts are not repaid by June 30, 2001, and thereafter. On March 23, 2001, the funds affiliated with ING

Furman Selz exercised all of their 7,550,000 outstanding warrants, on a cashless basis, which resulted in the issuance of 7,211,528 depositary shares.

The Series H preferred stock is entitled to cumulative annual dividends payable on December 31, 2001 at the rate of 7.5% of the liquidation preference (as defined in the loan agreement dated as of December 29, 2000 between Ascent and FS Investments LLC). The Series H preferred stock is redeemable at the redemption price at any time after the demand date or the occurrence of a change in control (each as defined in such loan agreement) of Ascent at the option of the holders of the Series H preferred stock holding at least 80% of the shares of such stock then outstanding. Ascent may redeem all of the Series H preferred stock at the redemption price at any time. The holders of Series H preferred stock generally do not have any voting rights.

Alpharma Strategic Alliance. On February 16, 1999, Ascent entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD, which provided for a number of arrangements, including:

     Call Option. In connection with the consummation of the strategic alliance, Ascent obtained a call option to acquire all of its outstanding common stock and assigned the call option to Alpharma USPD, thereby giving Alpharma USPD the option, exercisable in 2003, to purchase all of Ascent's common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2002 earnings.

     $40.0 Million Credit Facility. Alpharma agreed to loan Ascent up to $40.0 million from time to time, $12.0 million of which could be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth.

     On February 19, 1999, Ascent borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. Ascent borrowed the entire $12.0 million available for general corporate purposes by June 2000. The note bears interest at a rate of 7.5% per annum, due and payable quarterly, in arrears on the last day of each calendar quarter.

On December 29, 2000, Ascent entered into a Termination Agreement with Alpharma USPD, Alpharma, the Original Lenders (as defined therein) and State Street Bank and Trust Company terminating the strategic alliance. Pursuant to the terms of the Termination Agreement, the parties terminated the (i) loan agreement, (ii) Master Agreement, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and Alpharma, (iii) Guaranty Agreement, dated as of February 16, 1999, as amended, by Alpharma for the benefit of Ascent, (iv) Registration Rights Agreement, dated as of February 16, 1999, as amended, by and between Ascent and Alpharma USPD, (v) Subordination Agreement, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma and the Original Lenders (as defined therein), (vi) covenants and obligations of the parties under the Supplemental Agreement, dated as of July 1, 1999, by and among Ascent, Alpharma USPD, Alpharma, the Original Lenders (as defined therein) and State Street and (vii) Second Supplemental Agreement, dated as of October 15, 1999, by and among Ascent, Alpharma USPD, Alpharma, the Original Lenders (as defined therein) and State Street (collectively, the "Ascent-Alpharma Agreements"). In addition, under the Termination Agreement, Alpharma USPD agreed that it would not exercise its call option to acquire Ascent pursuant to the Depositary Agreement, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and State Street, and that Mr. Anderson, president of Alpharma USPD, would resign as a director of Ascent effective as of December 29, 2000. Ascent agreed that upon the consummation of any change of control (as defined in the Termination Agreement) of Ascent, Ascent would pay to Alpharma USPD a fee equal to 2% of the aggregate consideration received by Ascent upon such event in excess of $65.0 million.

On December 29, 2000, Ascent also entered into a Product Purchase Agreement with Alpharma USPD. Pursuant to the terms of the Product Purchase Agreement, Ascent sold its Feverall product line in an asset sale to Alpharma USPD in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by Ascent under a 7.5% note issued to Alpharma USPD. Under the terms of the Product Purchase Agreement, Ascent has the option to repurchase the Feverall product line at anytime before December 29, 2001 for $12.0 million.
Accordingly, the gain on the sale of the assets is being deferred until the option to repurchase the product line has expired and the net assets are recorded on the balance sheet as "Assets contingently transferred to Alpharma USPD" and the 7.5% note is recorded as a long-term liability called "Debt contingently extinguished by Alpharma USPD".

Future Capital Requirements. Ascent's future capital requirements will depend on many factors, including the costs and margins on sales of its products, success of its commercialization activities and arrangements, particularly the level of product sales, its ability to maintain and, in the future, expand its sales and marketing capability and resume product development, its ability to maintain its manufacturing and marketing relationships, its ability to enter into and maintain any promotion agreements, its ability to acquire and successfully integrate businesses and products, the time and cost involved in maintaining and, in the future, obtaining regulatory approvals, the costs involved in prosecuting, enforcing and defending patent claims and competing technological and market developments. Ascent's business strategy requires a significant commitment of funds to engage in product and business acquisitions and to maintain sales and marketing capabilities and manufacturing relationships necessary to promote Orapred and Primsol.

Ascent anticipates that, based upon its current operating plan, including anticipated sales of Primsol and Orapred, its existing capital resources and access to the remaining $5.25 million under its credit facility with FS Investments, it will have enough cash to fund operations through December 31, 2001. However, Ascent will not have enough cash to pay the $875,000 in interest and the $165,000 deferred Series G preferred stock dividends due during December 2001. Ascent will need additional funds beyond December 31, 2001 to repay this debt and to operate the Company. If adequate funds are not available, Ascent may be required to (i) obtain funds on unfavorable terms that may require Ascent to relinquish rights to certain of its technologies or products or that would significantly dilute Ascent's stockholders, (ii) significantly scale back or terminate operations and/or (iii) seek relief under applicable bankruptcy laws.

Interest payments under the $4.0 and $10.0 million credit facilities with the funds affiliated with ING Furman Selz are due and payable on the last day of each calendar quarter. Interest payments under the 8% subordinated notes due
June 1, 2005 in the principal amount of $8.7 million are due and payable semiannually in June and December of each year. During fiscal 2001, Ascent will be required to pay an aggregate of $217,000 in interest under its credit facility with certain holders of 8% subordinated notes due June 1, 2005. Under an agreement with the funds affiliated with ING Furman Selz, during fiscal 2001, Ascent will be required to pay an aggregate of $2,210,500 in interest under the $4.0 and $10.0 million credit facilities with such funds and the 8% subordinated notes due January 1, 2005 held by such funds. As of March 30, 2001, Ascent has borrowed $5.0 million of the $10.25 million 7.5% credit facility with FS Investments and during fiscal 2001 will be required to pay an aggregate of $334,000 in interest.

RECENT  PRONOUNCEMENTS

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 was effective in the fourth quarter of fiscal 2000. Ascent adopted SAB 101 in the first quarter of 2000 and the results of operations have been reflected accordingly.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on Ascent's financial position or results of operations.

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters beginning after June 15, 2001. The Company will adopt SFAS 133 in the fiscal quarter beginning after June 15, 2001, although the Company has not historically entered into transactions involving derivative instruments, nor has it hedged any of its business activities, so it does not believe that adoption of SFAS 133 will have any effect on its financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect the adoption of SFAS No. 140 to have a material impact on our financial position or results of operations.

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

WE  HAVE  NOT  BEEN  PROFITABLE

We have incurred net losses since our inception. At December 31, 2000, our accumulated deficit was approximately $80.6 million. We received our first revenues from product sales in July 1997. We expect to incur additional significant operating losses over the next 12 months and expect cumulative losses to increase. We expect that our losses will fluctuate from quarter to quarter based upon factors such as any product acquisitions of ours, sales and marketing initiatives, competition and the extent and severity of illness during cold and flu seasons. These quarterly fluctuations may be substantial.

WE  WILL  REQUIRE  ADDITIONAL  FUNDING  AND  WE  MAY  NOT  BE ABLE TO OBTAIN ANY

We anticipate that, based upon our current operating plan, including anticipated sales of Primsol and Orapred, our existing capital resources and access to the remaining $5.25 million under our credit facility with ING Furman Selz, we will have enough cash to fund operations through December 31, 2001. However, we will not have enough cash to pay the $875,000 in interest and the $165,000 in deferred Series G preferred stock dividends due in December 2001. We will need additional funds to repay this debt and to operate the Company beyond December 31, 2001. If adequate funds are not available, we may be required to (i) obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or products or that would significantly dilute our stockholders, (ii) significantly scale back or terminate current operations and/or (iii) seek relief under applicable bankruptcy laws. Any of such cases would have a material adverse effect on our business.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF WE LOSE A CUSTOMER OR IF A
CUSTOMER  CANCELS  OR  DELAYS  AN  ORDER.

Because we depend on a small number of customers, our revenue would decline significantly if we lose a customer, or if a customer cancels or delays an order. Sales to Warner Lambert Company accounted for 20% of our net revenues for the year ended December 31, 2000 and 50% of our net revenues for the year ended December 31, 1999. In addition, sales to McKesson HBOC accounted for 11% of our net revenues for the year ended December 31, 2000 and 5% of our net revenues for the year ended December 31, 1999. We do not have any long-term contracts with any of our customers. We expect to continue to derive a majority of our revenues from a limited number of customers in the near future.

YOU WILL NOT BE ABLE TO CONTROL OUR CORPORATE EVENTS BECAUSE ING FURMAN SELZ OWNS APPROXIMATELY 65% OF OUR SECURITIES

ING Furman Selz beneficially owns approximately 65% of our securities, including depositary shares issuable upon conversion of outstanding convertible notes as of March 30, 2001. Accordingly, ING Furman Selz, by virtue of its majority ownership of our securities, has the power, acting alone, to elect a majority of our board of directors over a three year period and has the ability to determine the outcome of any corporate actions requiring stockholder approval, including without limitation a sale of the Company, regardless of how our other stockholders may vote. ING Furman Selz's interests could conflict with the interests of our other stockholders. For instance, in the event of any sale of the Company, the first $27.7 million in proceeds will be paid to ING Furman Selz as repayment of debt, plus additional payments required under the terms of the securities.

THERE  IS UNCERTAINTY AS TO THE MARKET ACCEPTANCE OF OUR TECHNOLOGY AND PRODUCTS

The commercial success of Orapred syrup and Primsol solution will depend upon their acceptance by pediatricians, pediatric nurses and third party payors as clinically useful, cost-effective and safe. Factors that we believe will materially affect market acceptance of these products include:

- the safety, efficacy, side effect profile, taste, dosing and ease of administration of the product;

-     the  patent  and  other  proprietary  position  of  the  product;

-     brand  name  recognition;  and

-     price.

The failure to achieve market acceptance of Orapred syrup and Primsol solution could have a material adverse effect on our business.

WE  FACE  SIGNIFICANT  COMPETITION  IN  THE  PEDIATRIC  PHARMACEUTICAL  INDUSTRY

The pediatric pharmaceutical industry is highly competitive and characterized by rapid and substantial technological change. We may be unable to successfully compete in this industry. Our competitors include several large pharmaceutical companies that market pediatric products in addition to products for the adult market, including GlaxoSmithKline, which markets Ceftin oral suspension which competes with our Primsol product; Eli Lilly and Company, which markets Ceclor suspension which competes with our Primsol product; the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson, Inc., which markets Tylenol suspension which would compete with our acetaminophen extended release product; and Muro Pharmaceuticals, Inc., which markets Prelone which competes with our Orapred product.

We currently market three products as alternative treatments for pediatric indications for which products with the same active ingredient are well-entrenched in the market. Our products compete with products that do not contain the same active ingredient but are used for the same indication and are well entrenched within the pediatric market. Moreover, our products are reformulations of existing drugs of other manufacturers and may have significantly narrower patent or other competitive protection.

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

WE  ARE  DEPENDENT  ON  THIRD  PARTY  MANUFACTURERS

We have no manufacturing facilities. Instead, we rely on third parties to manufacture our products in accordance with current Good Manufacturing Practices requirements prescribed by the FDA. In particular, we rely on Lyne Laboratories, Inc. for the manufacture of Orapred syrup and Primsol solution.

We expect to be dependent on third party manufacturers for the production of all of our products. There are a limited number of manufacturers that operate under the FDA's Good Manufacturing Practices requirements and capable of manufacturing our products. In the event that we are unable to obtain contract manufacturing, or obtain manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned.

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

WE  ARE  DEPENDENT  UPON  SOLE  SOURCE  SUPPLIERS  FOR  OUR  PRODUCTS

Some of our supply arrangements require that we buy all of our requirements of a particular product exclusively from the other party to the contract. Moreover, for one of our products, we have qualified only one supplier. Any interruption in supply from any of our suppliers or their inability to manufacture our products in accordance with the FDA's Good Manufacturing Practices requirements may adversely affect us in a number of ways, including our being unable to meet commercial demand for our products.

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

WE  MAY  NOT  BE  ABLE  TO  MAINTAIN  OR  OBTAIN  REGULATORY  APPROVALS

The production and the marketing of our products are subject to extensive regulation by federal, state and local governmental authorities in the United States and other countries. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions.

Moreover, if our financial condition improves sufficiently such that we resume product development, clearing the regulatory process for the commercial marketing of a pharmaceutical product takes many years and requires the expenditure of substantial resources. We have had only limited experience in filing and prosecuting applications necessary to gain regulatory approvals. Thus, we may not be able to obtain regulatory approvals to conduct clinical trials of or manufacture or market any future potential products.

Factors that may affect the regulatory process for any future product candidates we may have include:

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

As to products for which we have or, with respect to future product candidates, if any, obtain marketing approval, we, the manufacturer of the product, if other than us, and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

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

ANY  PROMOTION  ARRANGEMENTS  DEPEND  ON  THE  SUPPORT  OF  OUR  COLLABORATORS

We plan to continue to seek to enter into arrangements to promote some pharmaceutical products of third parties to pediatricians in the United States. The success of any arrangement is dependent on, among other things, the third party's commitment to the arrangement, the financial condition of the third party and market acceptance of the third party's products.

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

- if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such proceedings;

- we may initiate litigation or other proceedings against third parties to enforce our patent rights; or

- we may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by them or to obtain a judgment that our products or processes do not infringe their patents.

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

OUR  PATENT  LICENSES  ARE  SUBJECT  TO  TERMINATION

We are a party to a number of patent licenses that are important to our business and seek to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance and other obligations on us. If we fail to comply with these requirements, the licensor will have the right to terminate the license, which could have a material adverse effect on our business, financial condition or results of operations.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE CANNOT ADEQUATELY PROTECT OUR PROPRIETARY KNOW-HOW

We must maintain the confidentiality of our trade secrets and other proprietary know-how. We seek to protect this information by entering into confidentiality agreements with our employees, consultants, any outside scientific collaborators and other advisors. These agreements may be breached by the other party. We may not be able to obtain an adequate, or perhaps, any remedy to address the breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

WE  INTEND  TO PURSUE STRATEGIC ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE

As part of our overall business strategy, we intend to pursue strategic acquisitions that would provide additional product offerings. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt or amortization expenses related to the goodwill and other intangible assets, any of which could have a material adverse effect on our business. In addition, acquisitions involve numerous risks, including:

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

WE ARE SUBJECT TO TECHNOLOGICAL UNCERTAINTY IN ANY DEVELOPMENT EFFORTS THAT WE MAY RESUME

We have introduced only three internally-developed products, Pediamist nasal saline spray, Primsol trimethoprim solution and Orapred syrup into the market. Although we have completed development of products and have filed applications with the FDA for marketing approval, any future product candidates we may have would require additional formulation, preclinical studies, clinical trials and regulatory approval prior to any commercial sales. Moreover, in December 1999, due to limitations on resources, we suspended the development of our products indefinitely. If we resume product development, we will be required to successfully address a number of technological challenges to complete the development of our potential products. These products may have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit commercial use.

WE  MAY  BE  UNSUCCESSFUL  WITH  ANY  FUTURE  CLINICAL TRIALS THAT WE MAY RESUME

In order to obtain regulatory approvals for the commercial sale of any future products we may have under development, if any, we will be required to demonstrate through preclinical testing and clinical trials that the product is safe and efficacious. The results from preclinical testing and early clinical trials of a product that is under development may not be predictive of results that will be obtained in large-scale later clinical trials. In December 1999, due to limitations on resources, we suspended the development of our products indefinitely.

The rate of completion of our clinical trials, if any, is dependent on the rate of patient enrollment, which is beyond our control. We may not be able successfully to complete any clinical trial of a potential product within a specified time period, if at all, including because of a lack of patient enrollment. Moreover, clinical trials may not show any potential product to be safe or efficacious. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

If we are unable to complete a clinical trial of one of our potential products, if the results of the trial are unfavorable or if the time or cost of completing the trial exceeds our expectation, assuming we resume product development, our business, financial condition or results of operations could be materially adversely affected.

WE ARE DEPENDENT ON A FEW KEY EMPLOYEES WITH KNOWLEDGE OF THE PEDIATRIC PHARMACEUTICAL INDUSTRY

We are highly dependent on the principal members of our management and scientific staff, particularly Dr. Clemente, the president and chairman of our board of directors. The loss of the services of Dr. Clemente could have a material adverse effect on our business.

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

WE NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL WITH KNOWLEDGE OF DEVELOPING AND MANUFACTURING PEDIATRIC PHARMACEUTICALS

Recruiting and retaining qualified scientific personnel to perform research and development is critical to our success. Any growth and expansion into areas and activities requiring additional expertise would expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. We may not be able to attract and retain highly skilled personnel on acceptable terms given the competition for experienced scientists among pharmaceutical and health care companies, universities and non-profit research institutions.

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

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes. At December 31, 2000, the fair value of these outstanding notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in Ascent's weighted average short-term borrowing rate at December 31, 2000, which was not materially different from the year-end carrying value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this item is contained in part in Ascent's definitive proxy statement for the annual meeting of stockholders to be held on June 13, 2001 (the "Definitive Proxy Statement") under the caption "Proposal 1 - Election of Directors," which section is incorporated herein by this reference. The information required by this item is also contained in part under the caption "Executive Officers and Significant Employees of the Registrant" in Part I of this Annual Report on Form 10-K, following Item 4.

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

(b)     Reports  on  Form  8-K:  None.

(c) The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference.

(d) The Company is not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not required or because the required information is provided in the financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April  2,  2001     ASCENT  PEDIATRICS,  INC.
                           (Registrant)


                           By:  /s/  Emmett  Clemente
                                Emmett  Clemente
                                President  and  Chairman  of  the  Board
                               (Principal  Executive  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                         Date
---------     -----     ----

/s/  Emmett  Clemente
------------------------
Emmett  Clemente              President, Chairman of the Board     April 2, 2001
                              and Treasurer (Principal
                              Executive and Financial Accounting
                              Officer)

/s/  Raymond  F.  Baddour
-------------------------
Raymond  F.  Baddour          Director                             April 2, 2001

/s/  Robert  Baldini
------------------------
Robert  Baldini               Director                             April 2, 2001

/s/  Nicholas  Daraviras
------------------------
Nicholas  Daraviras           Director                             April 2, 2001

/s/  Joseph  Ianelli
-------------------------
Joseph  Ianelli               Director                             April 2, 2001


-----------------------
Andre  Lamotte                Director

/s/  James  l.  Luikart
-------------------------
James  L.  Luikart            Director                           April  2,  2001

                                   APPENDIX A

                          INDEX  TO  FINANCIAL  STATEMENTS

                            Ascent  Pediatrics,  Inc.:
                   Report of Independent Accountants                 F-2
                   Balance Sheets                                    F-3
                   Statements of Operations                          F-4
                   Statements of Stockholders' Equity (Deficit)      F-5
                   Statements of Cash Flows                          F-6
                   Notes to Financial Statements                     F-7

                        REPORT  OF  INDEPENDENT  ACCOUNTANTS

To the Board of Directors and Stockholders of Ascent Pediatrics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ascent Pediatrics, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, stockholders' deficit and requires additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers  LLP

Boston,  Massachusetts
March  23,  2001


                                       F-2

                             ASCENT PEDIATRICS, INC.
                                 BALANCE SHEETS


                                                             December 31,
                                                            --------------
                                                                     2000           1999
                                                            --------------  -------------
ASSETS
Current Assets
     Cash and cash equivalents . . . . . . . . . . . . . .  $     260,882   $  1,067,049
     Accounts receivable, less allowance for doubtful
       accounts of $137,000 and $67,000 at December 31,
       2000 and 1999, respectively . . . . . . . . . . . .        812,373        759,098
     Inventory . . . . . . . . . . . . . . . . . . . . . .      1,624,766      1,012,430
     Other current assets. . . . . . . . . . . . . . . . .        410,129        132,555
                                                            --------------  -------------
        Total current assets . . . . . . . . . . . . . . .      3,108,150      2,971,132

Fixed assets, net. . . . . . . . . . . . . . . . . . . . .        378,879        516,165
Debt issue costs, net. . . . . . . . . . . . . . . . . . .      1,267,433      1,882,365
Intangibles, net . . . . . . . . . . . . . . . . . . . . .              -      9,857,648
Assets contingently transferred to Alpharma. . . . . . . .     10,493,146              -
Other assets . . . . . . . . . . . . . . . . . . . . . . .         45,300         45,300
                                                            --------------  -------------
        Total assets . . . . . . . . . . . . . . . . . . .  $  15,292,908   $ 15,272,610
                                                            ==============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable. . . . . . . . . . . . . . . . . . .  $   1,309,124   $  1,645,302
     Interest payable. . . . . . . . . . . . . . . . . . .      1,270,240        523,023
     Accrued expenses. . . . . . . . . . . . . . . . . . .        961,421      1,600,855
     Deferred revenue. . . . . . . . . . . . . . . . . . .        738,544              -
                                                            --------------  -------------
        Total current liabilities. . . . . . . . . . . . .      4,279,329      3,769,180

Subordinated secured notes . . . . . . . . . . . . . . . .     20,706,113     21,461,041
Debt contingently extinguished by Alpharma . . . . . . . .     12,000,000              -
Other liabilities. . . . . . . . . . . . . . . . . . . . .         14,080              -
                                                            --------------  -------------
        Total liabilities. . . . . . . . . . . . . . . . .     36,999,522     25,230,221

Commitments and contingencies (Note I)
Stockholders' deficit
     Preferred stock, $.01 par value; 5,000,000 shares
        authorized; no shares issued and outstanding at
        December 31, 2000 and 1999, respectively . . . . .              -              -
     Common stock, $.00004 par value; 60,000,000 shares
        authorized; 9,781,814 and 9,643,883 shares issued
        and outstanding at December 31, 2000 and 1999,
        respectively . . . . . . . . . . . . . . . . . . .            390            385
     Additional paid-in capital. . . . . . . . . . . . . .     58,894,821     56,304,465
     Accumulated deficit . . . . . . . . . . . . . . . . .    (80,601,825)   (66,262,461)
                                                            --------------  -------------
        Total stockholders' deficit. . . . . . . . . . . .    (21,706,614)    (9,957,611)
                                                            --------------  -------------

        Total liabilities and stockholders' deficit. . . .  $  15,292,908   $ 15,272,610
                                                            ==============  =============



                                       F-3
    The accompanying notes are an integral part of the financial statements.

                             ASCENT PEDIATRICS, INC.
                            STATEMENTS OF OPERATIONS




                                               Year Ended December 31,
                                              -------------------------
                                                                  2000           1999           1998
                                              -------------------------  -------------  -------------

Product revenue, net . . . . . . . . . . . .  $              3,395,470   $  3,039,678   $  4,352,899
Co-promotional revenue . . . . . . . . . . .                 1,068,562      4,007,500        122,819
                                              -------------------------  -------------  -------------
Total net revenue. . . . . . . . . . . . . .                 4,464,032      7,047,178      4,475,718

Costs and expenses
  Costs of product sales . . . . . . . . . .                 1,401,696      1,626,339      2,383,431
  Selling, general and administrative. . . .                12,471,356     15,808,252     13,616,237
  Research and development . . . . . . . . .                 2,003,489      3,833,310      4,522,046
                                              -------------------------  -------------  -------------
  Total costs and expenses . . . . . . . . .                15,876,541     21,267,901     20,521,714

      Loss from operations . . . . . . . . .               (11,412,509)   (14,220,723)   (16,045,996)

Interest income. . . . . . . . . . . . . . .                    58,779         67,617        368,570
Interest expense . . . . . . . . . . . . . .                (3,063,583)    (1,499,574)    (1,387,412)
Other income . . . . . . . . . . . . . . . .                    77,949              -              -
                                              -------------------------  -------------  -------------
      Loss before extraordinary item . . . .               (14,339,364)   (15,652,680)   (17,064,838)

Extraordinary item- loss on early
  extinguishment of debt, net of taxes
  of $0 (Note M) . . . . . . . . . . . . . .                         -              -      1,166,463
                                              -------------------------  -------------  -------------
      Net loss . . . . . . . . . . . . . . .               (14,339,364)   (15,652,680)   (18,231,301)

Preferred stock dividend . . . . . . . . . .                         -        418,958        449,169
                                              -------------------------  -------------  -------------
      Net loss to common stockholders. . . .  $            (14,339,364)  $(16,071,638)  $(18,680,470)
                                              =========================  =============  =============

Results per common share basic and diluted:
      Loss before extraordinary item . . . .  $                  (1.47)  $      (1.91)  $      (2.46)
      Extraordinary item loss of early
         extinguishment on debt. . . . . . .  $                      -   $          -   $      (0.17)

         Preferred stock dividend. . . . . .  $                      -   $      (0.05)  $      (0.06)
                                              -------------------------  -------------  -------------

         Net loss to common stockholders . .  $                  (1.47)  $      (1.96)  $      (2.69)
                                              =========================  =============  =============

Weighted average shares, basic and diluted .                 9,749,423      8,182,085      6,939,348
                                              =========================  =============  =============

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                                       F-4

                             ASCENT PEDIATRICS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                        Accumulated
                                     Number of  shares   Par           Additional    Other       Stockholders'
                                     ------------------
                                     Preferred           Common        Preferred     Value       Paid-In         Accumulated
                                     Stock               Stock         Series G      Common      Capital         Deficit
                                     ------------------  ------------  ------------  ----------  --------------  -------------

Balance, December  31, 1997 . . . .                  0     6,893,332             -          276      47,891,846   (32,378,480)

Series G convertible exchangeable
  preferred stock, net of issuance
  costs of $538,749 . . . . . . . .              7,000     6,461,251     6,461,251
Warrants issued to subordinated
  secured noteholders, net of
  issuance costs of $24,488 . . . .            322,997       322,997
Common stock issued upon option
  exercise. . . . . . . . . . . . .             29,963             1        40,499       40,500
Employee stock purchase plan. . . .             52,626             2       117,798      117,800
Amortization of unearned
  Compensation. . . . . . . . . . .             27,300        27,300
Dividend on Series G convertible
  Exchangeable preferred stock. . .           (449,169)     (449,169)
Change in unrealized loss on
  Securities. . . . . . . . . . . .             (1,116)       (1,116)
Net loss. . . . . . . . . . . . . .        (18,231,301)  (18,231,301)
                                     ------------------  ------------
Balance, December  31, 1998 . . . .              7,000     6,975,921   $ 6,461,251   $      279  $   47,951,271  $(50,609,781)

Issuance of common stock pursuant
  to Furman Selz/Alpharma agreement          2,566,958           103     8,282,021    8,282,124
  Conversion of preferred stock . .             (7,000)   (6,461,251)   (6,461,251)
  Acceleration of accretion of
    secured debt. . . . . . . . . .           (242,079)     (242,079)
  Acceleration of debt issue costs.           (460,632)     (460,632)
  Preferred stock dividend variable
    rate adjustment . . . . . . . .            210,153       210,153
Warrants and options issued to
  subordinated secured noteholders.            811,263       811,263
Cashless exercise of warrants . . .             17,408             -
Employee stock purchase plan. . . .             83,596             3       171,426      171,429
Dividend on Series G convertible
  exchangeable preferred stock. . .           (418,958)     (418,958)
Net loss. . . . . . . . . . . . . .        (15,652,680)  (15,652,680)
                                     ------------------  ------------
Balance, December 31, 1999. . . . .                  -     9,643,883   $         -   $      385  $   56,304,465  $(66,262,461)

Warrants issued to subordinated
  secured noteholders and
  beneficial conversion feature . .          2,285,710     2,285,710
Exercise of stock options . . . . .             97,000             4       228,232      228,236
Stock based compensation. . . . . .              4,445         4,445
Employee stock purchase plan. . . .             40,931             1        71,969       71,970
Net loss. . . . . . . . . . . . . .        (14,339,364)  (14,339,364)
                                     ------------------  ------------
Balance, December 31, 2000. . . . .                  -     9,781,814   $         -   $      390  $   58,894,821  $(80,601,825)
                                     ==================  ============  ============  ==========  ==============  =============


                                     Comprehensive   Equity
                                     Income              (Deficit)
                                     --------------  -------------

Balance, December  31, 1997 . . . .           1,116    15,514,758

Series G convertible exchangeable
  preferred stock, net of issuance
  costs of $538,749
Warrants issued to subordinated
  secured noteholders, net of
  issuance costs of $24,488
Common stock issued upon option
  exercise
Employee stock purchase plan
Amortization of unearned
  Compensation
Dividend on Series G convertible
  Exchangeable preferred stock
Change in unrealized loss on
  Securities
Net loss

Balance, December  31, 1998 . . . .  $            -  $  3,803,020

Issuance of common stock pursuant
  to Furman Selz/Alpharma agreement
  Conversion of preferred stock
  Acceleration of accretion of
    secured debt
  Acceleration of debt issue costs
  Preferred stock dividend variable
    rate adjustment
Warrants and options issued to
  subordinated secured noteholders
Cashless exercise of warrants
Employee stock purchase plan
Dividend on Series G convertible
  exchangeable preferred stock
Net loss

Balance, December 31, 1999. . . . .  $            -  $ (9,957,611)

Warrants issued to subordinated
  secured noteholders and
  beneficial conversion feature
Exercise of stock options
Stock based compensation
Employee stock purchase plan
Net loss

Balance, December 31, 2000. . . . .  $            -  $(21,706,614)
                                     ==============  =============

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                                       F-5

                             ASCENT PEDIATRICS, INC.
                            STATEMENTS OF CASH FLOWS



                                                 Year Ended December 31,
                                                -------------------------
                                                                    2000           1999           1998
                                                -------------------------  -------------  -------------
Cash flows for operating activities:
   Net loss. . . . . . . . . . . . . . . . . .  $            (14,339,364)  $(15,652,680)  $(18,231,301)
   Adjustments to reconcile net loss to net
     Cash used for operating activities:
       Depreciation and amortization . . . . .                 1,026,544      1,074,852        472,113
       Non-cash interest expense . . . . . . .                   767,030        554,439      1,323,083
       Stock based compensation. . . . . . . .                     4,445              -              -
       Non-cash extraordinary items. . . . . .                         -              -      1,166,463
       Provision for bad debts . . . . . . . .                    70,208         18,766              -
       Inventory write-off . . . . . . . . . .                   (62,481)      (539,825)             -
       Loss on disposals of fixed assets . . .                    86,200         28,834          8,568
          Changes in operating assets and
            liabilities:
            Accounts receivable. . . . . . . .                  (123,483)       140,443       (152,698)
            Inventory. . . . . . . . . . . . .                  (830,456)       447,179       (130,287)
            Other assets . . . . . . . . . . .                  (277,574)       188,671       (192,026)
            Accounts payable . . . . . . . . .                  (336,178)       135,109            935
            Interest payable . . . . . . . . .                   747,217        314,161        208,862
            Accrued expenses . . . . . . . . .                  (639,434)      (512,794)       633,187
            Deferred revenue . . . . . . . . .                   738,544              -              -
            Other liabilities. . . . . . . . .                    14,080              -              -
                                                -------------------------  -------------  -------------
              Net cash used for operating
                activities . . . . . . . . . .               (13,154,702)   (13,802,845)   (14,893,101)

Cash flows used for investing activities:
   Purchases of property and equipment . . . .                  (309,266)      (222,815)      (356,335)
   Payments related to acquisition . . . . . .                         -              -     (5,500,000)
   Sales of marketable securities. . . . . . .                         -              -      2,526,784
                                                -------------------------  -------------  -------------
              Net cash used for investing
                activities . . . . . . . . . .                  (309,266)      (222,815)    (3,329,551)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net
     of issuance costs . . . . . . . . . . . .                   300,206      1,122,065        185,600
   Proceeds from sale of preferred stock, net
     of issuance costs . . . . . . . . . . . .                         -              -      6,461,251
   Proceeds from issuance of debt. . . . . . .                10,908,038     13,286,226      8,652,515
   Proceeds from issuance of debt related
     warrants. . . . . . . . . . . . . . . . .                 1,591,649        262,463        322,997
   Repayment of debt . . . . . . . . . . . . .                         -              -     (6,125,000)
   Payment of debt issue costs . . . . . . . .                  (142,092)    (1,347,131)      (661,192)
   Payments of preferred stock dividends . . .                         -       (402,691)      (142,354)
                                                -------------------------  -------------  -------------
              Net cash provided by financing
                activities . . . . . . . . . .                12,657,801     12,920,932      8,693,817

Net decrease in cash and cash equivalents. . .                  (806,167)    (1,104,728)    (9,528,835)
Cash and cash equivalents, beginning of year .                 1,067,049      2,171,777     11,700,612
                                                -------------------------  -------------  -------------
Cash and cash equivalents, end of year . . . .  $                260,882   $  1,067,049   $  2,171,777
                                                =========================  =============  =============

Supplemental disclosures of cash flow
  information:
   Cash paid during the year for:
      Interest . . . . . . . . . . . . . . . .  $              1,549,649   $    818,460   $    502,550
   Non-cash transactions:
Conversion of convertible and redeemable
  convertible preferred stock to common
  stock. . . . . . . . . . . . . . . . . . . .                         -      6,461,251              -
Repricing of common stock warrants . . . . . .                   650,937              -              -



    The accompanying notes are an integral part of the financial statements.

                                       F-6

                             ASCENT  PEDIATRICS,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS

A.   NATURE  OF  BUSINESS

Ascent Pediatrics, Inc. ("Ascent" or the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is currently focused on marketing products exclusively to the pediatric market. Since its inception, until July 9, 1997, Ascent has operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business. On July 10, 1997, the Company closed the acquisition of the Feverall line of acetaminophen rectal suppositories from Upsher-Smith Laboratories, Inc. ("Upsher-Smith") and subsequently commenced sales of the Feverall line of products. In October 1997, the Company also commenced sales of Pediamist nasal saline spray. During February 1999, the Company began marketing Omnicef(R) (cefdinir) oral suspension and capsules to pediatricians in the United States pursuant to a promotion agreement with Warner-Lambert Company, which agreement was subsequently terminated in January 2000. During May 1999, the Company began marketing Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States pursuant to a co-promotion agreement with King Pharmaceuticals, Inc., which agreement expired in April 2000. During February 2000, the Company began marketing Primsol solution, an internally-developed prescription antibiotic for the treatment of middle ear infections.

On December 29, 2000, Ascent sold its Feverall product line in an asset sale to Alpharma USPD Inc. ("Alpharma USPD") in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by Ascent under a 7.5% note issued to Alpharma USPD. Under the terms of the Product
Purchase Agreement, Ascent has the option to repurchase the Feverall product line at anytime before December 29, 2001 for $12.0 million. As part of these agreements, Alpharma USPD agreed not to exercise its call option and we sold our Feverall product line in an asset sale to Alpharma USPD in exchange for the cancellation by Alpharma USPD of all of the indebtedness owed to Alpharma USPD by us under the loan agreement. During January 2001, the Company began marketing Orapred syrup, an internally-developed prescription corticosteroid for the treatment of inflammation.

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

PLAN  OF  OPERATIONS

At December 31, 2000, the Company's cumulative deficit was approximately $80,602,000. Such losses have resulted primarily from costs incurred in the Company's product development programs, costs associated with raising equity capital and the establishment and maintenance of the Company's sales force. The Company expects to incur additional operating losses as it continues its product development programs and maintains its sales and marketing organization and introduces product, and expects cumulative losses to increase. Ascent anticipates that, based upon its current operating plan and its existing capital resources, it will have enough cash through December 31, 2001 for operations but not to pay debt due during December 31, 2001. The Company expects that it will borrow the entire $10.25 million available under Ascent's financing arrangements with FS Ascent Investments. As of March 30, 2001, Ascent has drawn down $5.0 million.

Ascent anticipates that, based upon its current operating plan, including anticipated sales of Primsol and Orapred, its existing capital resources and access to the funds under its credit facility with FS Investments, it will have enough cash to fund operations through December 31, 2001, however, Ascent will not have enough cash to pay the $875,000 in interest and the $165,000 in deferred Series G preferred stock dividends due during December 2001. Ascent will need additional funds beyond December 31, 2001 to repay this debt and to operate the Company. If adequate funds are not available, Ascent may be required to (i) obtain funds on unfavorable terms that may require Ascent to relinquish rights to certain of its technologies or products or that would significantly dilute Ascent's stockholders, (ii) significantly scale back or terminate operations and/or (iii) seek relief under applicable bankruptcy laws.

If additional financing is not obtained, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
                                       F-7

B.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates include the allowance for doubtful accounts and accrued expenses. Actual results could differ from those estimates.

Reclassifications

Certain prior year financial statement items may have been reclassified to conform to the current year's presentation.

Cash and cash equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Fair  value  of  Financial  Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

Concentrations  of  Credit  Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Revenue from three customers was 35% of total net revenue for the year ended December 31, 2000. Three customers comprised 44% of the accounts receivable balance at December 31, 2000.

Inventory

Inventories, consisting of raw materials and finished goods, are stated at the lower of costs (determined on a first-in, first-out basis) or market.

Fixed  Assets

Fixed assets are recorded at cost. Equipment and furniture and fixtures are depreciated on a straight-line basis over the useful life of the asset, typically five or seven years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the life of the lease or the useful life of the asset. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in the results of operations. Repairs and maintenance costs are expensed as incurred.

Intangible  Assets

Intangible assets consisted of goodwill, patents, trademarks and a manufacturing agreement and were amortized using the straight-line method over useful lives of fifteen to twenty years. The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. This evaluation compares the expected future cash flows against the net book values of related intangible assets. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss as a charge to operations. If impaired, the intangible asset would be written down to the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. Impairment of goodwill, if any, is measured periodically on the basis of whether anticipated undiscounted operating cash flows generated by the acquired businesses will recover the recorded net goodwill balances over the remaining amortization period. See footnote F for a discussion on the sale of all the intangibles in December 2000 to Alpharma USPD.

Revenue  Recognition

Product revenue is recognized upon evidence of an arrangement, when the related fee is fixed or determinable and collection of the fee is reasonably assured. Additionally, revenues for any product that is subject to a right of return is deferred until such time that the right of return lapses, generally when the Company's customers fulfill prescriptions to the consumer. Co-promotion revenue is recognized as earned based upon the performance requirements of the respective agreement.

Research  and  Development  Expenses

Research  and  development  costs  are  expensed  as  incurred.
                                       F-8

Advertising  Expenses

Costs for catalogs and other media are expensed as incurred. For the years ended December 31, 2000, 1999, and 1998, costs were $1,556,683, $1,402,236 and
$1,278,002,  respectively.

Income  Taxes

The Company accounts for income taxes under Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Accounting  for  Stock-Based  Compensation

The Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and has elected the disclosure-only alternative permitted under the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The Company has disclosed the pro forma net loss and pro forma net loss per share in the footnotes using the fair value based method in fiscal years 2000, 1999, and 1998.

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

Options, warrants, and preferred stock to purchase or convert to 7,880,174, 5,664,264 and 1,890,487 depositary shares or shares of common stock were outstanding as of December 31, 2000, 1999, and 1998, but were not included in the computation of diluted net loss per common share. These potentially dilutive securities have not been included in the computation of diluted net loss per common share because the Company is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

Additionally, options, warrants and debt to purchase 8,435,243, 6,053,762 and 3,026,603 depositary shares or shares of common stock were outstanding as of December 31, 2000, 1999, and 1998, respectively, but were not included in the computation of diluted net loss per common share because the options and warrants have exercise prices greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

Comprehensive  Income

Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the unrealized gains and losses on certain marketable securities. For the years ended December 31, 200, 1999 and 1998 comprehensive income was the same as net income.

Debt  Issue  Costs

The costs incurred for the issuance of debt are capitalized as debt issue costs and are amortized over the life of the debt with the amortization being charged to interest expense on the statement of operations.

Recent  Accounting  Pronouncements

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition issues in financial statements. The application of the guidance in SAB 101 was effective in the fourth quarter of fiscal 2000. Ascent adopted SAB 101 in the first quarter of 2000 and the results of operations have been reflected accordingly.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company's financial position or results of operations.
                                       F-9

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters beginning after June 15, 2001. The Company will adopt SFAS 133 in the fiscal quarter beginning after June 15, 2001, although the Company has not historically entered into transactions involving derivative instruments, nor has it hedged any of its business activities, so it does not believe that adoption of SFAS 133 will have any effect on its financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

C.   ACCOUNTS  RECEIVABLE

The  allowance  for  doubtful  accounts  had  the  following  activity:





                 Balance at beginning
Fiscal year end  of year                Additions   Deductions   Balance at end of year
---------------  ---------------------  ----------  -----------  -----------------------
1998. . . . . .  $              50,000  $        -  $     1,810  $                48,190
1999. . . . . .  $              48,190  $   48,657  $    29,891  $                66,956
2000. . . . . .  $              66,956  $   84,068  $    13,860  $               137,164



D.   INVENTORIES

Inventories  consist  of  the  following:



                December  31,
                --------------
                          2000        1999
                --------------  ----------
Raw materials.  $      965,538  $  375,719
Finished goods         659,228     636,711
                --------------  ----------
Total. . . . .  $    1,624,766  $1,012,430
                ==============  ==========

                                       F-10

E.   FIXED  ASSETS

Fixed  assets  consisted  of  the  following:




                             December  31,
                            ---------------
                                      2000         1999
                            ---------------  -----------
Equipment. . . . . . . . .  $    1,344,538   $1,121,708
Furniture and fixtures . .         257,528      257,292
Leasehold improvements . .          98,213       98,213
                            ---------------  -----------
Total equipment. . . . . .  $    1,700,279   $1,477,213
Less:
  Accumulated depreciation      (1,321,400)    (961,048)
                            ---------------  -----------
Total. . . . . . . . . . .  $      378,879   $  516,165
                            ===============  ===========

Depreciation expense amounted to $360,352, $408,711 and $376,437 for the years ended December 31, 2000, 1999, and 1998, respectively.

F.   INTANGIBLE  ASSETS

On July 10, 1997, the Company completed the acquisition of the Feverall acetaminophen suppository product line and certain related assets, including the Feverall trademark and the Feverall Sprinkle Caps powder and Acetaminophen Uniserts suppository product lines (the "Product Lines") from Upsher-Smith
Laboratories, Inc. ("Upsher-Smith"). The purchase price of $11,905,145, including related costs of $183,880, consisted of cash of $6,405,145 and a promissory note issued to Upsher-Smith for $5,500,000, which was paid in February 1998.

The purchase price was allocated to the assets acquired based on their estimated respective fair values on the date of acquisition as follows:



                                                USEFUL
                              AMOUNT             LIVES
                           (IN MILLIONS)      (IN  YEARS)

                           -------------       ----------

          Inventory$                 0.4           --
          Trademark                  4.5           20
          Manufacturing  agreement   5.0           15
          Goodwill                   2.0           20
                                 -------
                            Total$  11.9
                                 =======

Pursuant to the acquisition of the Product Lines, the Company entered into a manufacturing agreement with Upsher-Smith. The initial term of the agreement is five years with an option for two additional five-year terms. Optional term potential price increases are capped at 5% per option. The Company pays
Upsher-Smith  on  the  basis  of  the fully absorbed costs plus a fixed percent.

On December 29, 2000, Ascent entered into a series of agreements with Alpharma USPD, a wholly-owned subsidiary of Alpharma, Inc. ("Alpharma"), including a Product Purchase Agreement. Pursuant to the terms of the Product Purchase Agreement, Ascent sold its Feverall product line in an asset sale to Alpharma USPD in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by Ascent under a note issued pursuant to the Loan Agreement, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and Alpharma (the "Loan Agreement"). The consideration paid under the Product Purchase Agreement was determined based on the arms-length negotiation between the parties. Under the terms of the Product Purchase Agreement, Ascent has the option to repurchase the Feverall product line at anytime within the next 12 months for $12.0 million (see Note O). In accordance with the applicable accounting guidance, the gain of approximately $1.5 million on the sale of the assets is being deferred until the option to repurchase the product line has expired. The net assets are recorded on the balance sheet as "Assets contingently transferred to Alpharma USPD" and the 7.5% note is recorded as "Debt contingently extinguished by Alpharma USPD".

Accumulated amortization of intangible assets was $2,303,238 and $1,657,045 at December 29, 2000 and December 31, 1999, respectively.
                                       F-11

Amortization expense for intangible assets was $666,193, $666,141 and $691,717 for the years ended December 31, 2000, 1999 and 1998, respectively.

G.   CO-PROMOTION  AGREEMENTS

OMNICEF

In November 1998, the Company signed a promotion agreement with Warner-Lambert Company to begin marketing, in February 1999, OMNICEF(R) (cefdinir) oral suspension and capsules to pediatricians in the United States. The Company agreed to promote OMNICEF(R) (cefdinir) oral suspension and capsules as part of its strategy to leverage its marketing and sales capabilities, including its domestic sales force. This agreement was terminated in January 2000 after the consummation by Warner-Lambert Company of the sale of its assets with respect to OMNICEF(R) (cefdinir) to Abbott Laboratories. The Company recognized $1,069,000 and $3,382,000 as revenue earned for this agreement for the years ended December 31, 2000 and 1999, respectively.

PEDIOTIC

In April 1999, the Company entered into a one-year co-promotion agreement with King Pharmaceuticals Inc. to begin marketing, in May 1999, Pediotic(R) (a combination corticosteroid/antibiotic) to pediatricians in the United States. As compensation for the Company's co-promotional efforts, King Pharmaceuticals had agreed to pay the Company a base fee with incremental revenue based on achieving certain goals above a specified amount. The agreement expired in April 2000. The Company recognized $0 and $625,000 as revenue earned for this agreement for the years ended December 31, 2000 and 1999, respectively.

H.   INCOME  TAXES

The  provision  for  income  taxes  consists  of  the  following:





                                     Years Ended December 31,
                                    --------------------------
                                            2000          1999          1998
                                    -------------------  ------------  ------------

Deferred tax expenses/(benefits):
     Federal . . . . . . . . . . .    (2,704,897)   (5,206,072)   (5,433,714)
     State . . . . . . . . . . . .    (3,392,439)   (1,496,718)   (2,096,174)
     Change in Valuation Allowance     6,097,336     6,702,790     7,529,888
                                    -------------  ------------  ------------
          Total Deferred . . . . .             0             0             0
                                    -------------  ------------  ------------
          Total Provision. . . . .  $          0   $         0   $         0
                                    =============  ============  ============

Temporary differences that give rise to significant deferred tax assets as of December 31, 2000 and 1999 are as follows:





                                          2000           1999
                                  -------------  -------------
Net operating loss carryforwards  $ 26,983,874   $ 18,706,086
Credit carryforward. . . . . . .     1,120,555        909,546
Amortization of intangibles. . .    (1,606,696)             -
Capitalized expenses:
     Research and development. .     4,895,066      5,567,393
     G&A . . . . . . . . . . . .     1,043,909      1,703,220
Other. . . . . . . . . . . . . .       109,674        (97,360)
                                  -------------  -------------
Total deferred tax assets. . . .    32,546,382     26,788,885
Valuation allowance. . . . . . .   (32,546,382)   (26,788,885)
                                  -------------  -------------
Net deferred tax asset . . . . .  $          -   $          -
                                  =============  =============

                                       F-12

The provision for income taxes differs from the Federal statutory rate due to the following:




                                      Year Ended December 31,
                                      ------------------------
                                                         2000     1999     1998
                                      ------------------------  -------  -------
Tax at statutory rate. . . . . . . .                   (34.0)%  (34.0)%  (34.0)%
State taxes - net of federal benefit                     (5.9)    (6.3)    (8.0)
Other. . . . . . . . . . . . . . . .                     (2.6)    (2.5)     0.3
Change in valuation allowance. . . .                     42.5     42.8     41.7
                                      ------------------------  -------  -------
Effective tax rate . . . . . . . . .                      0.0%     0.0%     0.0%

At December 31, 2000 Ascent had federal and state net operating loss carryforwards ("NOL") of approximately $68,956,990 and $65,291,825, respectively, which may be available to offset future federal and state income tax liabilities and expire at various dates from 2006 through 2020. Additionally, Ascent had federal and state credit carryforwards of approximately $790,000 and $500,000, respectively. As required by Statement of Financial Accounting Standards No. 109, management of Ascent has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses and carryforwards. Management has determined that it is more likely than not that Ascent will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $32,546,382 has been established at December 31, 2000.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

I.   COMMITMENTS

The Company leases office space and equipment under noncancelable operating leases expiring through the year 2002. The Company has an option to renew the building lease for an additional five-year period. Rent expense was $306,902, $306,948, and $300,904 for fiscal years 2000, 1999 and 1998, respectively.

Future  minimum  lease  and  subleased  commitments  are  as  follows:





       Leases    Sublease   Net
       --------  ---------  --------
2001.  $583,442  $  84,481  $498,961
2002.   237,556     14,080   223,476
2003.   161,161          -   161,161
2004.    16,792          -    16,792
2005.       868          -       868
       --------  ---------  --------
Total  $999,819  $  98,561  $901,258
       ========  =========  ========



The Company is a party to a supply agreement with a third party manufacturer under which the third party manufacturer has agreed to manufacture Primsol trimethoprim solution and Orapred Syrup for the Company, and the Company has agreed to purchase all amounts of such products as it may require for the sale in the United States from that third party manufacturer in accordance with agreed upon price schedules. Under the agreement for the Primsol trimethoprim solution, the agreement may be terminated by either party on three months notice any time after October 17, 2004. Under the agreement for the Orapred syrup, the agreement may be terminated by either party on twelve months notice after six years from the date of the first product shipment. The Company currently has outstanding purchase agreements of $68,115 with this third party manufacturer.
                                       F-13

J.   ACCRUED  EXPENSES

Accrued  expenses  consisted  of  the  following:




                                December 31,
                                -------------
                                         2000        1999
                                -------------  ----------
Employee compensation expenses  $     342,296  $1,033,187
Legal and accounting expenses.         74,910      81,726
Selling fees and chargebacks .        171,743      78,071
Preferred stock dividend . . .        323,082     323,082
Other. . . . . . . . . . . . .         49,390      84,789
                                -------------  ----------
                                $     961,421  $1,600,855
                                =============  ==========



K.   STOCKHOLDERS'  EQUITY  AND  PREFERRED  STOCK

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

On July 23, 1999, the Company consummated a merger with a wholly-owned subsidiary pursuant to which each share of common stock of the Company was converted into one depositary share (each, a "Depositary Share"), representing one share of common stock, subject to a call option, and represented by a depositary receipt. As used in these financial statements, the terms "Common
                                       F-14

Stock" and "common shares" includes the Depositary Shares and the term "common stockholders" includes the holders of Depositary Shares for all periods from and after July 23, 1999.

L.   INCENTIVE  PLANS

1992  Equity  Incentive  Plan

On September 15, 1992, the Board of Directors adopted the 1992 Equity Incentive Plan (the "1992 Plan") which was approved by the shareholders on March 4, 1993. Under the 1992 Plan, as amended, The Board of Directors or a Committee appointed by the Board of Directors is permitted to award shares of restricted common stock or to grant stock options for the purchase of common stock to employees, consultants, advisors and members of the Board of Directors, up to a maximum of 1,850,000 shares and to provide that the maximum number of shares with respect to which awards and options may be granted to any employee during any calendar year be 500,000 shares. The 1992 Plan terminates on the earlier of (i) the day after the tenth anniversary of its adoption or (ii) upon issuance of all available shares.

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

In June 2000, the 1999 Plan was amended to increase the number of shares of common stock issuable upon the grant of awards or upon exercise of stock options granted under the 1999 Plan to 1,250,000.

California  Stock  Option  Plan

On December 13, 2000 the Board of Directors voted to adopt the California Stock Option Plan (the "California Plan"). Under the California Plan, the Board of Directors or a Committee appointed by the Board is permitted to award shares of restricted stock or to grant stock options for the purchase of common stock to employees, consultants, advisors and members of the Board of Directors who are residents of the State of California on the date of grant of such award. Awards may be made under the California Plan for up to 200,000 shares of common stock. The California Plan terminates on the earlier of (i) the day after the tenth anniversary of its adoption or (ii) upon issuance of all available shares. There were no awards of restricted common stock made during 2000.
                                       F-15

A summary of all the Company's stock option activity for the three years ended December 31, 2000 is as follows:




                                                Weighted                            Total
                                   Weighted     Average                 Average    Number
                                  Number of     Exercise   Number of    Exercise  of Options
                                   Options       Price     Warrants      Price   and Warrants
                                ----------  ------------ -----------  --------  -------------
Outstanding at December 31, 1997  1,095,061  $     4.92   1,398,212   $    4.78   2,493,273
     Granted, 1998 . . . . . . .    996,450        3.85   2,116,958        4.75   3,113,408
     Exercised, 1998 . . . . . .    (29,963)       1.35           -           -     (29,963)
     Terminated, 1998. . . . . .   (698,799)       6.50           -           -    (698,799)
                                  ---------- ----------  -----------  --------- ------------
Outstanding at December 31, 1998  1,362,749  $     3.69   3,515,170   $    4.76   4,877,919
     Granted, 1999 . . . . . . .    781,275        5.46   1,450,000        3.00   2,231,275
     Exercised, 1999 . . . . . .          -           -  (2,134,442)       4.74  (2,134,442)
     Terminated, 1999. . . . . .   (120,388)       5.90           -           -    (120,388)
                                  ---------- ----------  -----------  ---------  -----------
Outstanding at December 31, 1999  2,023,636  $     4.24   2,830,728   $    3.87   4,854,364
     Granted, 2000 . . . . . . .  1,025,750        1.42   9,750,000        1.31  10,775,750
     Exercised, 2000 . . . . . .    (97,000)       2.35           -           -     (97,000)
     Terminated, 2000. . . . . .   (826,436)       3.76  (5,703,891)       3.14  (6,530,327)
                                  ---------- ----------  -----------  ---------  -----------
Outstanding at December 31, 2000  2,125,950  $     3.15   6,876,837   $    3.25   9,002,787
                                  ========== ==========  ===========  =========  ===========

Summarized information about employee, non-employee and Director stock options outstanding at December 31, 2000 is as follows:




             Options Outstanding
             --------------------
             Weighted              Options Exercisable
                                   --------------------
             Average               Weighted              Weighted
Range of. .  Remaining             Average               Average
Exercise. .  Number of             Contractual           Exercise   Number of  Exercise
Prices. . .  Options               Life (Years)          Price      Options    Price
-----------  --------------------  --------------------  ---------  ---------  ---------
0.69-1.32.               509,000                   9.5  $    1.28     13,500  $    1.16
1.38-1.88 .               392,600                   9.0       1.42    152,807       1.41
2.35-3.00 .               407,775                   7.1       2.45    337,398       2.42
3.50-3.88 .               407,500                   6.6       3.75    223,500       3.74
6.75. . . .               302,075                   7.6       6.75     20,577       6.75
7.06-9.13 .               107,000                   5.9       8.73     99,500       8.70
             --------------------                                   ---------
 2,125,950.  $               3.15               847,282  $    3.41

Options exercisable at December 31, 2000, 1999 and 1998 were 847,282, 1,016,649 and 538,191, respectively.

The weighted average fair value at the date of grant for options granted, all with exercise prices equal to the fair market value of the Company's common stock on the date of grant, during 2000, 1999 and 1998 were $0.98, $2.96, and $1.42, respectively, per option.

In 1999, the Company issued stock options to non-employees in conjunction with the issuance of certain subordinated secured notes. The fair value of the options was recorded as debt issue costs and is being amortized as interest expense. The total interest expense recorded in 1999, related to these options, was $35,300. The total interest expense recorded in 2000, related to these options, was $21,100. These options were fully vested as of May 1, 2000.

In 2000, the Company issued stock options to non-employees in conjunction with consulting agreements. The options will vest over four years and the fair value will be marked to market until fully vested. The total expense recorded in 2000, related to these options, was $4,400.

1997  Employee  Stock  Purchase  Plan

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), effective upon the closing of the initial public offering,
                                       F-16
pursuant to which rights are granted to purchase shares of common stock at 85% (or such other higher percentage as the Board of Directors determines to be appropriate) of the lesser of the fair market value of such shares at either the beginning or the end of each six month offering period. The Purchase Plan permits employees to purchase common stock through payroll deductions which may not exceed 10% of an employees compensation as defined in the plan. Under the Purchase Plan, the Company has reserved 500,000 shares of common stock for issuance to eligible employees. The Company issued 40,931, 83,596 and 52,626 shares of common stock in 2000, 1999 and 1998 for consideration of $71,970, $171,429 and $117,800, respectively, to employees pursuant to the Purchase Plan.

1997  Director  Stock  Option  Plan

In  March  1997,  the  Company  adopted the 1997 Director Stock Option Plan (the
"Director Plan"). Under the terms of the Director Plan, options to purchase 15,000 shares of common stock were granted to each of the non-employee directors upon the closing of the initial public offering at $9.00 per share. Options to purchase 15,000 shares of common stock are granted to each new non-employee director upon his or her initial election to the Board of Directors. Annual options to purchase 5,000 shares of common stock will be granted to each non-employee director on May 1 of each year commencing in 1998. All options will vest on the first anniversary of the date of grant. However, the exercisability of these options will be accelerated upon the occurrence of a change in control of the Company (as defined in the Director Plan). A total of 300,000 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. With the exception of the options granted to all non-employee directors on the day of the Public Offering, the exercise price of all options granted under the Director Plan will equal the closing price of the common stock on the date of grant. A total of 55,000, 55,000, and 50,000 options were granted under the Director Plan during the years ended December 31, 2000, 1999, and 1998, respectively.

401(k)  Savings  and  Retirement  Plan

On August 28, 1996 the Company adopted a 401(k) Savings and Retirement Plan (the "401(k) Plan"), a tax-qualified plan covering all of its employees who are at least 20.5 years of age and who have completed at least three months of service to the Company. Each employee may elect to reduce his or her current compensation by up to 15%, subject to the statutory limit and have the amount of the reduction contributed to the 401(k) Plan. The 401(k) Plan provides that the Company may, as determined from time to time by the Board of Directors, provide a matching cash contribution. In addition, the Company may contribute an additional amount to the 401(k) Plan, as determined by the Board of Directors, which will be allocated based on the proportion of the employee's compensation for the plan year to the aggregate compensation for the plan year for all eligible employees. Upon termination of employment, a participant may elect a lump sum distribution or, if his or her total amount in the 401(k) Plan is greater than $5,000, may elect to receive benefits as retirement income. Through December 31, 2000, the Company had not matched any cash contributions made by employees to the 401(k) plan.

Stock-Based  Compensation  Plans

The Company applies APB Opinion No. 25 and related Interpretations in accounting for the 1992 Plan, the 1999 Plan, the California Plan and the Purchase Plan. No compensation expense has been recognized for options granted to employees at fair market value and shares purchased under these plans. Had compensation expense for the stock-based compensation plans been determined based on the fair value at the grant dates for the options granted and shares purchased under the plan consistent with the method prescribed by SFAS 123, the net loss to common shareholders and net loss to common shareholders per share would have been as follows:




                           2000                 1999                  1998
                   --------------------  -------------------  --------------------
Basic and Diluted   Basic and Diluted     Basic and Diluted

Net Loss to         Net Loss to Common       Net Loss to       Net Loss to Common    Net Loss to     Net Loss to Common
Common                 Shareholders            Common             Shareholders          Common          Shareholders
Stockholders          Per Share           Stockholders           Per Share         Stockholders        Per Share
-----------------  --------------------  -------------------  --------------------  --------------  --------------------
As Reported . . .  $       (14,339,364)  $            (1.47)  $       (16,071,638)  $       (1.96)  $       (18,680,470)  $(2.69)
Pro Forma . . . .          (15,502,075)               (1.59)          (17,382,965)          (2.13)          (19,356,551)   (2.79)

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net loss to common stockholders for future years. SFAS 123 does not apply to awards granted prior to fiscal year 1995 and additional awards are anticipated in future years.
                                       F-17

The fair value of options and other equity instruments at the date of grant was estimated using the Black-Scholes option pricing model for 2000, 1999 and 1998 with the following assumptions:




                                        2000            1999      1998
                                                                       ------------  ------------  ----
Expected life (years) - stock options  4 years        4 years      4 years
Expected life (years) - Purchase Plan     .5_            .5            .5
Risk-free interest rate                5.00 - 6.00%  4.91 - 6.15%  4.13 - 5.65%
Volatility                               138%           92%           79%
Dividend yield                            0             0             0
Expected forfeiture rate                 27%           20%           10%

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

In connection with the issuance of the subordinated secured notes, on January 31, 1997, the Company issued Series A warrants, to purchase an aggregate of 224,429 shares of common stock, and on June 4, 1997, the Company issued Series A warrants to purchase an aggregate of 336,644 shares of common stock and Series B warrants to purchase an aggregate of 218,195 shares of common stock, to the holders of the subordinates secured notes. The Series A warrants are exercisable at $0.01 per share for a period of seven years from the grant date and the Series B warrants are exercisable at $5.29 per share over the same period. None of these warrants were exercised in 1997 or 1998. The relative fair value of the warrants issued on January 31, 1997 was recorded as an allocation of approximately $450,000 from the subordinated secured notes issued on such date. Consequently, such subordinated secured notes were recorded at approximately $1,550,000. Similarly, the relative fair value of the warrants (as of June 4,
1997) issued on June 4, 1997 was recorded as an allocation of approximately $2,050,000 from the subordinated secured notes issued on such date. Consequently, such notes were recorded at approximately $2,950,000. Accordingly, approximately $2,500,000 of accretion will be charged to interest expense, in addition to the stated interest rates, over the terms of these subordinated secured notes. For the years ended December 31, 1998 and 1997, the accretion
                                       F-18
charges were $531,192 and $1,132,808, respectively, which were included in interest expense on the statements of operations. The Company also capitalized $596,040 of issuance costs related to the subordinated secured notes which will be amortized over the term of the notes. In June 1998, the Company used $5.3 million from the net proceeds of the Series G financing (see Note N) to repay the outstanding subordinated secured notes. As a result of the early repayment of the subordinated secured notes, the Company accelerated the $842,000 remaining unaccreted portion of the discount. In addition, $325,000 of unamortized debt issue costs were written off. These two items have been recorded as extraordinary items from the loss on early extinguishment of debt in accordance with SFAS 4, "Reporting Gains and Losses From Extinguishment of Debt."

O.   SERIES  G  PREFERRED  STOCK,  SUBORDINATED  NOTES  AND  RELATED  WARRANTS

On May 13, 1998, Ascent entered into a Series G Securities Purchase Agreement with funds affiliated with ING Furman Selz Investments LLC and BancBoston Ventures, Inc. In accordance with this agreement, on June 1, 1998, Ascent issued and sold to these funds an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock, $9.0 million of 8% seven-year subordinated notes and seven-year warrants to purchase an aggregate of 2,116,958 shares of Ascent common stock at a per share exercise price of $4.75 per share, which, as discussed below, was subsequently decreased, for an aggregate purchase price of $16.0 million. Of the $9.0 million of subordinated secured notes issued and sold by Ascent, $8,652,515 was allocated to the relative fair value of the subordinated notes and $347,485 was allocated to the relative fair value of the warrants. Accordingly, the 8% subordinated notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the notes. The $347,485 allocated to the warrants was included in additional paid-in-capital. Ascent used a portion of the net proceeds, after fees and expenses, of $14.7 million to repay $5.3 million in existing indebtedness and used the balance for working capital. As a result of the early repayment of subordinated notes, Ascent accelerated the unaccreted portion of the discount amounting to $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

In connection with Ascent's strategic alliance with Alpharma USPD and Alpharma, Inc., which, as discussed below, was subsequently terminated, Ascent entered into a second amendment to the May 1998 securities purchase agreement. The second amendment provided for, among other things, (a) Ascent's agreement to exercise its right to exchange all outstanding shares of Series G preferred stock for convertible subordinated notes in accordance with the terms of the Series G preferred stock, (b) the reduction in the exercise price of warrants to purchase an aggregate of 2,116,958 shares of Ascent common stock from $4.75 per share to $3.00 per share and the agreement of the Series G purchasers to exercise these warrants, (c) the issuance and sale to the Series G purchasers of an aggregate of 300,000 shares of Ascent common stock at a price of $3.00 per share and (d) the cancellation of approximately $7.25 million of principal under the subordinated notes held by the Series G purchasers to pay the exercise price of the warrants and the purchase price of the additional 300,000 shares.

The subordinated notes and convertible notes bear interest at a rate of 8% per annum, payable semiannually in June and December of each year, commencing
December 1998. Ascent deferred forty percent of the interest due on the subordinated notes and fifty percent of the dividend interest due on the convertible notes in each of December 1998, June 1999, December 1999 and June 2000 for a period of three years.

In the event of a change in control or unaffiliated merger of Ascent, Ascent could redeem the convertible notes issued upon exchange of the Series G preferred stock at a price equal to the liquidation preference plus accrued and unpaid dividends, although Ascent would be required to issue new common stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of Ascent, the holders of the convertible notes and the subordinated notes could require Ascent to redeem these notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the Series G financing, a representative of ING Furman Selz Investments was added to Ascent's board of directors.

P.   ING  FURMAN  SELZ  LOAN  ARRANGEMENTS

$4.0 Million Credit Facility. On July 1, 1999, Ascent entered into an arrangement with certain funds affiliated with ING Furman Selz Investments LLC under which such funds agreed to loan Ascent up to $4.0 million. Pursuant to this agreement, Ascent issued to the funds affiliated with ING Furman Selz 7.5% convertible subordinated notes in the aggregate principal amount of $4.0 million and warrants to purchase an aggregate of 600,000 depositary shares at an exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on July 1, 2006. As of February 2000, Ascent had borrowed the entire $4.0 million under this credit facility. Of the $4.0 million convertible subordinated notes issued and sold, $3,605,495 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $394,505 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $3,605,495 to the maturity
                                       F-19
amount of $4,000,000 as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004. In connection with this arrangement, a second representative of ING Furman Selz Investments was added to Ascent's board of directors.

$10.0 Million Credit Facility. On October 15, 1999, Ascent entered into an arrangement with certain funds affiliated with ING Furman Selz under which such funds agreed to loan Ascent up to an additional $10.0 million. Pursuant to this agreement, Ascent issued to the funds affiliated with ING Furman Selz 7.5% convertible subordinated notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 5,000,000 depositary shares at an original exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on October 15, 2006. As part of the right to draw down the $10.0 million, Ascent issued to the funds affiliated with ING Furman Selz 1,000,000 warrants which were valued at $513,500 (classified as debt issue costs). As of December 31, 2000, Ascent had borrowed an aggregate of $10.0 million under this credit facility. Of the $10.0 million of convertible subordinated notes issued and sold, $8,540,187 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $1,459,813 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $8,540,187 to the maturity amount of $10.0 million as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into Ascent depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC, which is affiliated with ING Furman Selz Investments ("FS Investments"), and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes ($5.0 million of which has been advanced to Ascent in 2001) and $4.0 million of Series H preferred stock ($1,000 of which has been advanced in 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than June 30, 2002 at Ascent's election, or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. The notes will be secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December 29, 2000, by and between Ascent and FS Investments. The $6.25 million to be advanced to Ascent under the loan agreement will be obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount of the Series H preferred stock, plus $10.0 million. In connection with the financing, Ascent agreed to issue warrants to FS Investments to purchase up to 10,950,000 depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 1,950,000 depositary shares were issued on January 2, 2001) and reduced the exercise price of certain of the above described outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share (See Note R). The additional 9,000,000 warrants will be issued upon the extension of the due date of the principal of the note. The due date on the note can be extended in monthly increments with the first three extensions requiring the issuance of 1,000,000 warrants for each extension and the fourth, fifth and sixth extensions requiring the issuance of 2,000,000 warrants for each extension.

The Series H preferred stock is entitled to cumulative annual dividends payable on December 31, 2001 at the rate of 7.5% of the liquidation preference (as defined in the loan agreement dated as of December 29, 2000 between Ascent and FS Investments LLC). The Series H preferred stock is redeemable at the redemption price at any time after the demand date or the occurrence of a change in control (each as defined in such loan agreement) of Ascent at the option of the holders of the Series H preferred stock holding at least 80% of the shares of such stock then outstanding. Ascent may redeem all of the Series H preferred stock at the redemption price at any time. The holders of Series H preferred stock generally do not have any voting rights.
                                       F-20

As of December 31, 2000, the commitment for principal debt payments over the next five years is as follows:





2001. . . . . . . .  $         -
2002. . . . . . . .            -
2003. . . . . . . .            -
2004. . . . . . . .   14,000,000
2005 and thereafter    8,749,126
                     -----------
Total . . . . . . .  $22,749,126
                     ===========


Q.   ALPHARMA  STRATEGIC  ALLIANCE

On February 16, 1999, Ascent entered into a series of agreements with Alpharma, Inc. and its wholly-owned subsidiary, Alpharma USPD, which provided for a number of arrangements, including:

     Call Option. In connection with the consummation of the strategic alliance, Ascent obtained a call option to acquire all of its outstanding common stock and assigned the call option to Alpharma USPD, thereby giving Alpharma USPD the option, exercisable in 2003, to purchase all of Ascent's common stock then outstanding at a purchase price to be determined by a formula based on Ascent's 2002 earnings.
     $40.0 Million Credit Facility. Alpharma agreed to loan Ascent up to $40.0 million from time to time, $12.0 million of which could be used for general corporate purposes and $28.0 million of which may only be used for specified projects and acquisitions intended to enhance Ascent's growth.
     On February 19, 1999, Ascent borrowed $4.0 million from Alpharma under the loan agreement and issued Alpharma a 7.5% convertible subordinated note in the principal amount of up to $40.0 million. Ascent borrowed the entire $12.0 million available for general corporate purposes by June 2000. The note bears interest at a rate of 7.5% per annum, due and payable quarterly, in arrears on the last day of each calendar quarter.
On December 29, 2000, Ascent entered into a Termination Agreement with Alpharma USPD, Alpharma, the Original Lenders (as defined therein) and State Street Bank and Trust Company terminating the strategic alliance. Pursuant to the terms of the Termination Agreement, the parties terminated the (i) loan agreement, (ii) Master Agreement, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and Alpharma, (iii) Guaranty Agreement, dated as of February 16, 1999, as amended, by Alpharma for the benefit of Ascent, (iv) Registration Rights Agreement, dated as of February 16, 1999, as amended, by and between Ascent and Alpharma USPD, (v) Subordination Agreement, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma and the Original Lenders (as defined therein), (vi) covenants and obligations of the parties under the Supplemental Agreement, dated as of July 1, 1999, by and among Ascent, Alpharma USPD, Alpharma, the Original Lenders (as defined therein) and State Street and (vii) Second Supplemental Agreement, dated as of October 15, 1999, by and among Ascent, Alpharma USPD, Alpharma, the Original Lenders (as defined therein) and State Street (collectively, the "Ascent-Alpharma Agreements"). In addition, under the Termination Agreement, Alpharma USPD agreed that it would not exercise its call option to acquire Ascent pursuant to the Depositary Agreement, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and State Street, and that Mr. Anderson, president of Alpharma USPD, would resign as a director of Ascent effective as of December 29, 2000. Ascent agreed that upon the consummation of any change of control (as defined in the Termination Agreement) of Ascent, Ascent would pay to Alpharma USPD a fee equal to 2% of the aggregate consideration received by Ascent upon such event in excess of $65.0 million. This clause does not expire.

On December 29, 2000, Ascent also entered into a Product Purchase Agreement with Alpharma USPD. Pursuant to the terms of the Product Purchase Agreement, Ascent sold its Feverall product line in an asset sale to Alpharma USPD in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by Ascent under a 7.5% note issued to Alpharma USPD. Under the terms of the Product Purchase Agreement, Ascent has the option to repurchase the Feverall product line at anytime before December 29, 2001 for $12.0 million. In accordance with the applicalbe accounting guidance, the gain of approximately $1.5 million on the sale of the assets is being deferred until the option to repurchase the product line has expired and the net assets are recorded on the balance sheet as "Assets contingently transferred to Alpharma USPD" and the 7.5%
note  is  recorded  as  "Debt  contingently  extinguished  by  Alpharma  USPD".
                                       F-21

R.   STOCK  PURCHASE  WARRANTS

Pursuant to the Stock Purchase Agreement dated July 12, 1995, as amended August 16, 1995, the Company granted the purchasers of Series E redeemable convertible preferred stock, warrants to purchase an aggregate of 103,891 shares of common stock. These warrants, none of which had been exercised, were exercisable at $10.59 per share for a period of five years from the date of grant. These warrants expired during 2000.

Pursuant to the Stock Purchase Agreement dated June 28, 1996, as amended December 18, 1996 and February 28, 1997, the Company granted the purchasers of Series F redeemable convertible preferred stock warrants to purchase an aggregate of 651,334 shares of common stock. These warrants are exercisable at $7.65 per share for a period of five years from the date of grant. Prior to the closing of the Public Offering, a cashless exercise of 102,387 warrants resulted in the issuance of 13,296 shares of common stock. Upon the closing of the Public Offering, the aggregate number of shares issuable upon exercise of these warrants decreased from 548,947 to 466,604 and the per share exercise price increased from $7.65 to $9.00, pursuant to the terms of such warrants. These warrants, none of which were exercised in 1997, 1998, 1999 or 2000, retained the cashless exercise feature after the closing of the Public Offering.

On February 28, 1997, the Company issued warrants exercisable for an aggregate of 48,449 shares of common stock at a weighted average exercise price of $4.61 per share to certain financial advisors for services rendered for Series F redeemable convertible preferred stock. These warrants contain a cashless exercise feature and expire on February 28, 2002. During 1999, a cashless exercise of 11,474 warrants resulted in the issuance of 11,440 shares of common stock. No warrants were exercised during fiscal year ended December 31, 2000. These warrants expire on February 28, 2002.

In 1997, the Company also issued warrants to Subordinated Secured Note holders. Warrants were issued to purchase (i) 561,073 shares of common stock at an exercise price of $0.01 per share, and (ii) 218,195 shares of common stock at an exercise price of $5.29 per share (see Note N). The relative fair value was recorded as a contribution to additional paid in capital of $2,506,000. During 1999 a cashless exercise of 6,010 warrants, having an exercise price of $0.01 per share, resulted in the issuance of 5,968 shares of common stock. During 2000, none of these warrants were exercised. These warrants expire on January 31, 2004.

On June 1, 1998, the Company issued warrants to the purchasers of shares of Series G convertible exchangeable preferred stock to purchase 2,116,958 shares of common stock at an exercise price of $4.75 per share (see Note O) which expire June 1, 2005. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $323,000.

On June 30, 1999, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 300,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on July 1, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $195,505.

On October 15, 1999, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 1,000,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note
P) which expire on October 15, 2006. The fair value of these warrants was recorded as a contribution to additional paid in capital of $513,500.

On December 30, 1999, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 150,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on July 1, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $66,958.

On February 14, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 150,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on July 1, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $131,837.

On March 13, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 375,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on October 15, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $285,463.

On May 8, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 312,500 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on October 15, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $150,355.

On June 5, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 312,500 shares of
                                       F-22

Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on October 15. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $82,549.

On July 7, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 500,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on October 15, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $117,776.

On August 7, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 500,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on October 15, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $217,634.

On September 25, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 500,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on October 15, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $226,565.

On November 1, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 500,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note P) which expire on October 15, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $219,510.

On November 28, 2000, in connection with a debt issuance, the Company issued warrants to the funds affiliated with ING Furman Selz to purchase 1,000,000 shares of Ascent common stock at an exercise price of $3.00 per share (see Note
P) which expire on October 15, 2006. The relative fair value of these warrants was recorded as a contribution to additional paid in capital of $159,961.

On December 29, 2000, the Company repriced the 5.6 million warrants issued to the funds affiliated with ING Furman Selz from $3.00 per share to $0.05 per share. The incremental value of these warrants was recorded as a contribution to additional paid in capital of $651,000 and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the six month term of the new debt agreement (see Note P).

On December 29, 2000, in connection with the repricing of the 5.6 million warrants, the Company was required, pursuant to the anti-dilution terms of certain outstanding warrants, to adjust the exercise price and the number of depositary shares for which the warrants were exercisable. The warrants were adjusted to purchase (i) 935,354 depositary shares (up from 555,063 shares) at an exercise price of $0.0059 per share (down from $0.01 per share), and (ii) 367,687 depositary shares (up from 218,195 shares) at an exercise price of $3.1392 per share (down from $5.29 per share).

S.   QUARTERLY  RESULTS

The following tables set forth unaudited selected financial information for the periods indicated, as well as certain information expressed as a percentage of total revenues for the same periods. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. This information has not been audited or reviewed by the Company's independent accountants in accordance with standards established for such reviews. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.
                                       F-23



                                       Quarter Ended
                                      ---------------
                                          Mar 31        Jun 30    Sep 30    Dec 31    Mar 31    Jun 30    Sep 30    Dec 31
                                           1999          1999      1999      1999      2000      2000      2000      2000
                                      ---------------  --------  --------  --------  --------  --------  --------  --------
(In thousands except per share data)
  (Unaudited)
Revenues . . . . . . . . . . . . . .           1,856     1,740     1,880     1,570     1,110     1,108       846     1,401
Cost of revenues . . . . . . . . . .             581       320       405       320       331       289       350       432
                                      ---------------  --------  --------  --------  --------  --------  --------  --------
Gross profit . . . . . . . . . . . .           1,275     1,420     1,475     1,250       779       819       496       969
Operating expenses:
Selling, general
  And administrative . . . . . . . .           3,890     3,700     4,527     3,691     3,018     3,329     3,100     3,024
Research and
  Development. . . . . . . . . . . .             833       989     1,137       874       745       538       659        62
                                      ---------------  --------  --------  --------  --------  --------  --------  --------
Total operating expenses . . . . . .           4,723     4,689     5,664     4,565     3,763     3,867     3,759     3,086
                                      ---------------  --------  --------  --------  --------  --------  --------  --------
Operating loss . . . . . . . . . . .          (3,448)   (3,269)   (4,189)   (3,315)   (2,984)   (3,048)   (3,263)   (2,117)
Other income (loss). . . . . . . . .            (229)     (293)     (402)     (508)     (614)     (668)     (761)     (884)
                                      ---------------  --------  --------  --------  --------  --------  --------  --------
Net loss . . . . . . . . . . . . . .          (3,677)   (3,562)   (4,591)   (3,823)   (3,598)   (3,716)   (4,024)   (3,001)
Preferred stock dividend . . . . . .             192       199        53       (26)        -         -         -         -
                                      ---------------  --------  --------  --------  --------  --------  --------  --------
Net loss to common
  Stockholders . . . . . . . . . . .          (3,869)   (3,761)   (4,644)   (3,797)   (3,598)   (3,716)   (4,024)   (3,001)
                                      ===============  ========  ========  ========  ========  ========  ========  ========

Earnings per share . . . . . . . . .  $        (0.55)  $ (0.54)  $ (0.52)  $ (0.39)  $ (0.37)  $ (0.38)  $ (0.41)  $ (0.31)



T.   SUBSEQUENT  EVENTS

On January 2, 2001, Ascent borrowed $2.0 million for general corporate purposes under the loan agreement with FS Ascent Investments LLC. The $2.0 million was recorded as debt. As part of the debt drawdown Ascent issued one share of Series H preferred stock to FS Ascent Investments LLC under the fifth amendment to the May 1998 Series G securities purchase agreement in return for $1,000. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount of the Series H preferred stock, plus $10.0 million. Also, in connection with the financing, Ascent issued warrants to FS Ascent Investments LLC to purchase 1,950,000 depositary shares of Ascent stock at an exercise price of $0.05 per share (see Note P).

On February 21, 2001 and March 20, 2001, Ascent borrowed an additional $1.5 million and $1.5 million, respectively, under the loan agreement with FS Ascent Investments LLC. Both borrowings were recorded as debt (see Note P).

On March 23, 2001, the funds affiliated with ING Furman Selz exercised all of their 7,550,000 outstanding warrants, on a cashless basis, which resulted in the issuance of 7,211,528 depositary shares (see Note P).
                                       F-24

                                  EXHIBIT INDEX





2.1(1)        Product Purchase Agreement, dated as of December 29, 2000, by and between Ascent Pediatrics, Inc. (the "Company") and Alpharma USPD
              Inc.
3.1(2)        Amended and Restated Certificate of Incorporation of the Company.
3.2(2)        Amended and Restated By-Laws of the Company.
              Specimen Certificate for shares of Common Stock, $.00004 par
4.1(2)        value, of the Company.
4.2(3)        Form of Depositary Receipt (included in Exhibit 10.1).
4.3(3)        Form of 7.5% Convertible Subordinated Note of the Company issued on
              February 19, 1999 under the Alpharma Loan Agreement (as defined below) (included in Exhibit 10.3).
4.4(4)        Form of 8% Subordinated Note of the Company issued on June 1, 1998 under the May 1998 Securities Purchase Agreement (as defined below).
4.5(3)        Form of 8% Convertible Subordinated Note of the Company issued on
              July 23, 1998 under the May 1998 Securities Purchase Agreement
              (included in Exhibit 10.9).
4.6(5)        Form of 7.5% Convertible Subordinated Note of the Company issued on
              July 1, 1999 under the Third Amendment (as defined below) to the
              May 1998 Securities Purchase Agreement (included in Exhibit 10.11).
4.7(6)        Form of 7.5% Convertible Subordinated Note of the Company issued on
              October 15, 1999 under the Fourth Amendment (as defined below) to the May 1998 Securities Purchase Agreement.
4.8(1)        Form of 7.5% Subordinated Note issued to FS Ascent Investments LLC
              (included in Exhibit 10.15).
4.9(1)        Form of Warrants to purchase Depositary Shares issuable to FS
              Ascent Investments LLC under the Fifth Amendment to the Series G
              Securities Purchase Agreement dated as of May 13, 1998, as amended, by and between the Company and the Purchasers named therein.
4.9(1)        Certificate of Designation, Voting Powers, Preferences and Rights
              of Series G Convertible Exchangeable Preferred Stock.
4.11(1)       Certificate of Designation, Voting Powers, Preferences and Rights
              of Series H Preferred Stock.
10.1(3)       Depositary Agreement dated as of February 16, 1999 by and among the Company, Alpharma USPD Inc. ("Alpharma") and State Street
              Bank and Trust Company.
10.2(3)       Master Agreement dated as of February 16, 1999 by and among the
              Company, Alpharma and Alpharma Inc.
10.3(3)       Loan Agreement (the "Alpharma Loan Agreement") dated as of
              February 16, 1999 by and among the Company, Alpharma and Alpharma
              Inc.
10.4(3)       Guaranty Agreement dated as of February 16, 1999 by and between the Company and Alpharma Inc.
10.5(3)       Registration Rights Agreement dated as of February 16, 1999 by and between the Company and Alpharma.
10.6(7)       Supplemental Agreement dated as of July 1, 1999 by and among the
              Company, Alpharma, Alpharma Inc., State Street Bank and Trust
              Company and the Original Lenders (as defined therein).
10.7(8)       Second Supplemental Agreement dated as of October 15, 1999 by and among the Company, Alpharma, Alpharma Inc., State Street Bank
              and Trust Company and the Original Lenders (as defined therein).
10.8(8)       Amended and Restated Subordinated Agreement dated as of October
              15, 1999 by and among the Company, Alpharma and the Original
              Lenders (as defined therein).
10.9(4)       Securities Purchase Agreement (the "May 1998 Securities Purchase
              Agreement") dated as of May 13, 1998 by and among the Company,
              Furman Selz Investors II, L.P., FS Employee Investors LLC, FS
              Parallel Fund L.P., BancBoston Ventures, Inc. and Flynn Partners.
10.10(3)      Second Amendment dated as of February 16, 1999 to the May 1998
              Securities Purchase Agreement.
10.11(5)      Third Amendment (the "Third Amendment") dated as of July 1, 1999 to the May 1998 Securities Purchase Agreement.
10.12(8)      Fourth Amendment (the "Fourth Amendment") dated as of October 15,
              1999 to the May 1998 Securities Purchase Agreement.
10.13(1)      Fifth Amendment (the "Fifth Amendment") dated as of December 29,
              2000 to the May 1998 Securities Purchase Agreement.
10.14(1)      Termination Agreement dated as of December 29, 2000 by and among the Company, Alpharma, Alpharma, Inc., State Street Bank and
              Trust Company and the Original Lenders (as defined therein).
10.15(1)      Loan Agreement dated as of December 29, 2000 by and between the
              Company and FS Ascent Investments LLC.
10.16(1)      Security Amendment dated as of December 29, 2000 by and between the Company and FS Ascent Investments LLC.
10.17(2)(9)   Amended and Restated 1992 Equity Incentive Plan.
10.18(2)(9)   1997 Director Stock Option Plan.
                                       A-1
10.19(2)(9)   1997 Employee Stock Purchase Plan.
10.20(4)(9)(10)1999 Stock Incentive Plan.
10.21(9)      California Stock Option Plan.
10.22(2)      Lease dated November 21, 1996 between the Company and New Boston
              Wilmar Limited Partnership.
10.23(2)(9)   Employment Agreement dated as of March 15, 1994 between the
              Company and Emmett Clemente (the "Clemente Employment Agreement")
10.24(9)(11)  Amendment No. 1 dated as of March 15, 1999 to the Clemente
              Employment Agreement.
10.25(6)(9)   Amendment No. 2 dated as of March 15, 2000 to the Clemente
              Employment Agreement.
10.27(2)(9)   Consulting Agreement dated as of April 1, 1996 between the
              Company and Robert E. Baldini.
10.29(2)+     Development and License Agreement dated as of October 8, 1996 by and between the Company and Recordati S.A. Chemical and
              Pharmaceutical Company ("Recordati").
10.30(2)      Amendment No, 1 dated February 28, 1997 to the Development and
              License Agreement dated as of October 8, 1996 by and between the Company and Recordati.
10.31(2)+     Manufacturing and Supply Agreement dated as of October 8, 1996 by and between the Company and Recordati.
10.32(2)+     Supply Agreement dated as of October 12, 1994 by and between the
              Company and Lyne Laboratories.
10.33(2)      Securities Purchase Agreement dated as of January 31, 1997 among the Company, Triumph-Connecticut Limited Partnership and the
              purchasers identified therein (the "Triumph Agreement").
10.34(2)      Waiver and Amendment to the Triumph Agreement dated as of
              March 13, 1997.
10.35(4)      Second Waiver and Amendment to the Triumph Agreement dated as of May 13, 1998.
10.36(2)      Series F Convertible Preferred Stock and Warrant Purchase
              Agreement dated as of June 28, 1996 between the Company and certain purchasers identified therein, as amended by Amendment
              No. 1 dated as of June 28, 1996 and Amendment No. 2 dated as of February 3, 1997.
10.37(2)      Form of Common Stock Purchase Warrant issued to Chestnut Partners
              Inc. on February 28, 1997.
10.38(2)      Form of Common Stock Purchase Warrant issued to Banque Paribas on February 28, 1997.
10.39(2)      Form of Common Stock Purchase Warrant with an exercise price of
             .01 per share issued to designees of Bentley Securities on
              February 28, 1997.
10.40(2)      Form of Common Stock Purchase Warrant with an exercise price of
              5.91 per share issued to designees of Bentley Securities on
              February 28, 1997.
10.41(5)      Form of Common Stock Purchase Warrant issued by the Company on
              July 1, 1999, December 30, 1999 and February 14, 2000 under the
              Third Amendment to the May 1998 Securities Purchase Agreement
              (included in Exhibit 10.11).
10.42(6)      Form of Common Stock Purchase Warrant issued by the Company on
              October 15, 1999 and December 30, 1999 under the Fourth Amendment to the May 1998 Securities Purchase Agreement.
10.43(2)+     Asset Purchase Agreement dated as of March 25, 1997 (the "Asset
              Purchase Agreement") between the Company and Upsher-Smith
              Laboratories, Inc. ("Upsher-Smith"), which includes the form of
              Manufacturing Agreement between the Company and Upsher-Smith as
              Exhibit E thereto.
10.44(12)+    Addendum to Asset Purchase Agreement dated as of July 10, 1997 between the Company and Upsher-Smith.
10.45(6)      First Amendment to Lease between New Boston Wilmar Limited
              Partnership and the Company dated as of September 18, 1997.
23.1          Consent of PricewaterhouseCoopers LLP, independent accountants.

(1)  Incorporated herein by reference to the Exhibits to the Company's Current
     Report on Form 8-K filed with the Securities and Exchange Commission (the
     "Commission") on January 16, 2001.
(2)  Incorporated herein by reference to the Exhibits to the Company's Registration
     Statement on Form S-1 (File No. 333-23319).
(3)  Incorporated herein by reference to the Exhibits to the Company's Current
     Report on Form 8-K filed with the Securities and Exchange Commission on
     February 22, 1999.
(4)  Incorporated herein by reference to the Exhibits to the Company's Current
     Report on Form 8-K filed with the Commission on June 2, 1998.
(5)  Incorporated herein by reference to the Exhibits to Post-Effective Amendment
     No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-79383)
     filed with the Commission on July 2, 1999.
(6)  Incorporated herein by reference to the Exhibits to the Company's Annual
     Report on Form 10-K filed with the Securities and Exchange Commission (the
     "Commission") on March 30, 2000.
(7)  Incorporated herein by reference to Annex A to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-79383) filed with the Commission on July 2, 1999.
(8)  Incorporated herein by reference to the Exhibits to the Company's Current
     Report on Form 8-K filed with the Commission on November 4, 1999.
                                       A-2

(9) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
(10) Incorporated herein by reference to Annex D to the Company's Registration
     Statement on Form S-4 (File No. 333-79383).
(11) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-79383).
(12) Incorporated herein by reference to the Exhibits to the Company's Current
     Report on Form 8-K filed with the Commission on July 25, 1997.
+ Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.

                                       A-3