Form 10-Q
period 2001-03-31
ASCENT PEDIATRICS INC
filed 2001-05-15
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                               Yes X         No _
                                   -


     Indicate number of shares outstanding of the registrant's Common Stock: As of May 11, 2001, there were 17,009,722 depositary shares outstanding, each depositary share representing one share of common stock, $0.00004 par value per share, and represented by a depositary receipt.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS






Part I.  Financial Information

    Item 1 - Unaudited Condensed Financial Statements

             Unaudited Condensed Balance Sheets                            1

             Unaudited Condensed Statements of Operations                  2

             Unaudited Condensed Statements of cash Flows                  3

             Notes to Unaudited Condensed Financial Statements             4

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk   21

Part II.  Other Information

    Item 2 - Changes in Securities and Use of Proceeds                    22

    Item 6 - Exhibits and Reports on Form 8-K                             22

Signature                                                                 23


Part  I.  Financial  Information

Item  1  -  Unaudited  Condensed  Financial  Statements


                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS




                                                                                     March 31,     December 31,
                                                                                           2001            2000
                                                                                   -------------  --------------
ASSETS

Current assets
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $    963,771   $     260,882
     Accounts receivable, less allowance for doubtful accounts of $141,000 and
          $137,000 at March 31, 2001 and December 31, 2000, respectively. . . . .     3,057,248         812,373
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,612,024       1,624,766
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       255,691         410,129
                                                                                   -------------  --------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     5,888,734       3,108,150

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       467,034         378,879
Debt issue costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,819,554       1,267,433
Assets contingently transferred to Alpharma . . . . . . . . . . . . . . . . . . .    10,493,146      10,493,146
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,300          45,300
                                                                                   -------------  --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 23,713,768   $  15,292,908
                                                                                   =============  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,440,567   $   1,309,124
     Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       955,168       1,270,240
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,053,089         927,537
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,612,159         738,544
     Series H redemption price. . . . . . . . . . . . . . . . . . . . . . . . . .    10,000,000               -
     Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        52,083          33,884
                                                                                   -------------  --------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .    16,113,066       4,279,329

Subordinated secured notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,845,186      20,706,113
Debt contingently extinguished by Alpharma. . . . . . . . . . . . . . . . . . . .    12,000,000      12,000,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,080          14,080
                                                                                   -------------  --------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    53,972,332      36,999,522

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized;
     1 and 0 shares, designated as Series H preferred stock, issued and
     outstanding at March 31, 2001 and December 31, 2000, respectively. . . . . .         1,000               -

Stockholders' deficit
     Common stock, $.00004 par value; 60,000,000 shares authorized;
          17,009,722 and 9,781,814 shares issued and outstanding at
          March 31, 2001 and December 31, 2000, respectively. . . . . . . . . . .           680             390
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .    60,650,004      58,894,821
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (90,910,248)    (80,601,825)
                                                                                   -------------  --------------
          Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . .   (30,258,564)    (21,706,614)
                                                                                   -------------  --------------
          Total liabilities, redeemable preferred stock and stockholders' deficit  $ 23,713,768   $  15,292,908
                                                                                   =============  ==============

       See accompanying notes to unaudited condensed financial statements.

                                         Page 1

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                              2001                   2000
                                                 ------------------------------  ------------
Product revenue, net. . . . . . . . . . . . . .  $                   1,023,544   $   574,292
Co-promotional revenue. . . . . . . . . . . . .                              -       535,414
                                                 ------------------------------  ------------
Total net revenue . . . . . . . . . . . . . . .                      1,023,544     1,109,706

Costs and expenses
     Costs of product sales . . . . . . . . . .                        260,729       331,088
     Selling, general and administrative. . . .                      3,816,428     3,018,311
     Research and development . . . . . . . . .                        345,262       744,332
                                                 ------------------------------  ------------
     Total costs and expenses . . . . . . . . .                      4,422,419     4,093,731

          Loss from operations. . . . . . . . .                     (3,398,875)   (2,984,025)

Interest income . . . . . . . . . . . . . . . .                         12,025        10,587
Interest expense. . . . . . . . . . . . . . . .                     (6,921,573)     (624,730)
                                                 ------------------------------  ------------
          Net loss. . . . . . . . . . . . . . .  $                 (10,308,423)  $(3,598,168)
                                                 ==============================  ============

          Net loss per share, basic and diluted  $                       (0.98)  $     (0.37)
                                                 ==============================  ============
Weighted average shares outstanding - basic
   and diluted. . . . . . . . . . . . . . . . .                     10,513,886     9,677,349
                                                 ==============================  ============

       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                                                2001          2000
                                                                       ------------------------------  ------------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 (10,308,423)  $(3,598,168)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . .                         73,458       242,171
          Non-cash interest expense . . . . . . . . . . . . . . . . .                      6,412,217       147,905
          Stock based compensation. . . . . . . . . . . . . . . . . .                          9,693             -
          Provision for bad debts . . . . . . . . . . . . . . . . . .                          4,000        (4,400)
          Inventory write-off . . . . . . . . . . . . . . . . . . . .                         (1,857)       (3,936)
          Changes in operating assets and liabilities:
              Accounts receivable . . . . . . . . . . . . . . . . . .                     (2,248,875)   (1,449,484)
              Inventory . . . . . . . . . . . . . . . . . . . . . . .                         14,599      (194,214)
              Other assets. . . . . . . . . . . . . . . . . . . . . .                        154,438        24,819
              Accounts payable. . . . . . . . . . . . . . . . . . . .                        131,443      (195,311)
              Interest payable. . . . . . . . . . . . . . . . . . . .                       (315,072)      190,225
              Accrued expenses. . . . . . . . . . . . . . . . . . . .                        125,552      (611,525)
              Deferred revenue. . . . . . . . . . . . . . . . . . . .                      1,873,615     1,044,953
              Other current liabilities . . . . . . . . . . . . . . .                         18,199        10,333
                                                                       ------------------------------  ------------
                   Net cash used in operating activities. . . . . . .                     (4,057,013)   (4,396,632)

Cash flows from investing activities:
     Purchase of property and equipment . . . . . . . . . . . . . . .                       (161,613)     (133,998)
                                                                       ------------------------------  ------------
                   Net cash used in investing activities. . . . . . .                       (161,613)     (133,998)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs. .                         15,229       277,695
     Proceeds from issuance of preferred stock, net of issuance costs                          1,000             -
     Proceeds from issuance of debt . . . . . . . . . . . . . . . . .                      5,000,000     3,582,701
     Proceeds from issuance of debt related warrants. . . . . . . . .                              -       417,299
     Cash paid for debt issue costs . . . . . . . . . . . . . . . . .                        (94,714)            -
                                                                       ------------------------------  ------------
                    Net cash provided by financing activities . . . .                      4,921,515     4,277,695

Net increase (decrease) in cash and cash equivalents. . . . . . . . .                        702,889      (252,935)
Cash and cash equivalents, beginning of period. . . . . . . . . . . .                        260,882     1,067,049
                                                                       ------------------------------  ------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . .  $                     963,771   $   814,114
                                                                       ==============================  ============


       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     NATURE  OF  BUSINESS

Ascent Pediatrics, Inc. ("Ascent" or the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is currently focused on marketing products exclusively to the pediatric market. Since its inception, until July 9, 1997, Ascent has operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business. We introduced our first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, to the market in the second half of 1997. Ascent introduced Primsol(R) trimethoprim solution, a prescription antibiotic, to the market in February 2000 and Orapred(R) syrup, a liquid steroid for the treatment of inflammation, including inflammation resulting from respiratory conditions, to the market in January 2001.

On December 29, 2000, we sold the Feverall product line in an asset sale to Alpharma USPD Inc. ("Alpharma USPD") in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by us, although we have maintained the right to repurchase the product line through December 2001 at the same price. The Company also terminated its strategic alliance with Alpharma, Inc. and Alpharma USPD. As part of this strategic alliance, which the Company consummated on July 23, 1999, Alpharma USPD had agreed to loan us up to $40.0 million from time to time for certain corporate purposes, and we assigned to Alpharma USPD a call option, exercisable in the first half of 2003, to purchase all of the Ascent common stock then issued and outstanding at a price to be determined by an earnings-based formula. As of December 29, 2000, we had borrowed an aggregate of $12.0 million in principal under our loan agreement with Alpharma USPD, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and Alpharma, Inc., all of which was cancelled in connection with the sale of the Feverall product line. On December 29, 2000, in addition to the product purchase agreement, pursuant to which Ascent sold the Feverall product line, we entered into a series of agreements with Alpharma USPD terminating the strategic alliance, including the loan agreement. As part of these agreements, Alpharma USPD agreed not to exercise its call option.

 Ascent has incurred net losses since its inception and expects to incur additional operating losses in the future as Ascent seeks to maintain its sales and marketing organization and promotion of Orapred and Primsol to the market. In December 1999, we modified our strategy until such time as we determine that our financial condition has adequately improved. Specifically, we are focused on Orapred and Primsol and on seeking appropriate co-promotional opportunities. We have suspended all product development activities until such time, if ever, as our financial condition has adequately improved.

Ascent is subject to a number of risks similar to other companies in the industry, including the need to obtain additional financing, rapid technological change, uncertainty of market acceptance of products, uncertainty of regulatory approval, limited sales and marketing experience, competition from substitute products and larger companies, customers' reliance on third-party reimbursement, compliance with government regulations, protection of proprietary technology, dependence on third-party manufacturers, distributors, collaborators and limited suppliers, product liability, and dependence on key individuals.

ING Furman Selz beneficially owns approximately 65% of our securities, including depositary shares issuable upon conversion of outstanding convertible notes as of March 31, 2001. Accordingly, ING Furman Selz, by virtue of its majority ownership of our securities, has the power, acting alone, to elect a majority of our board of directors over a three year period and has the ability to determine the outcome of any corporate actions requiring stockholder approval, including without limitation a sale of the Company, regardless of how our other stockholders may vote. ING Furman Selz's interests could conflict with the interests of our other stockholders. For instance, in the event of any sale of the Company, the first $27.7 million in proceeds will be paid to ING Furman Selz as repayment of debt, plus additional payments required under the terms of the securities.

2.     BASIS  OF  PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by Ascent in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended March 31, 2001 and 2000. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year. Certain prior period items have been reclassified to conform with current period presentation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in Ascent's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition

Product revenue is recognized upon evidence of an arrangement, when the related fee is fixed or determinable and collection of the fee is reasonably assured. Additionally, revenues for any product that is subject to a right of return is deferred until such time that the right of return lapses, generally when the Ascent's customers fulfill prescriptions to the consumer. Co-promotion revenue is recognized as earned based upon the performance requirements of the respective agreement.

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

Options and warrants outstanding to purchase or convert to 964,604 and 292,313 depositary shares as of March 31, 2001 and 2000, respectively, were not included in the computation of diluted net loss per common share because Ascent is in a loss position, and the inclusion of such shares, therefore, would be antidilutive.

Similarly, options, warrants and convertible debt outstanding to purchase or convert to 8,524,873 and 6,898,306 depositary shares as of March 31, 2001 and 2000, respectively, were not included in the computation of diluted net loss per common share because the options, warrants and convertible debt have exercise or conversion prices greater than the market price at March 31 of the depositary shares and, therefore, would be antidilutive under the treasury stock method.

Recent  Accounting  Pronouncements

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters beginning after June 15, 2001. The Company adopted SFAS 133 on January 1, 2001. The Company has not historically entered into transactions involving derivative instruments, nor has it hedged any of its business activities, and the adoption of SFAS 133 did not effect its financial statements for the period ended March 31, 2001.

4.     INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:



                March 31,   December 31,
                      2001           2000
                ----------  -------------
Raw materials.  $  915,250  $     965,538
Finished goods     696,774        659,228
                ----------  -------------
 Total . . . .  $1,612,024  $   1,624,766
                ==========  =============

1.     ACCRUED  EXPENSES

Accrued  expenses  consisted  of  the  following:



                                March 31,   December 31,
                                      2001           2000
                                ----------  -------------
Employee compensation expenses  $  537,767  $     342,296
Legal and accounting expenses.      97,054         74,910
Selling fees and chargebacks .      92,850        171,743
Preferred stock dividend . . .     323,082        323,082
Other. . . . . . . . . . . . .       2,336         15,506
                                ----------  -------------
         Total . . . . . . . .  $1,053,089  $     927,537
                                ==========  =============


1.     ING  FURMAN  SELZ  LOAN  ARRANGEMENTS

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

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC, which is affiliated with ING Furman Selz Investments ("FS Investments"), and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes ($5.0 million of which has been advanced to Ascent in the quarter ended March 31, 2001) and $4.0 million of Series H preferred stock ($1,000 of which was advanced in the quarter ended March 31, 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than June 30, 2002 at Ascent's election, or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. The notes will be secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December
29, 2000, by and between Ascent and FS Investments. The $6.25 million to be advanced to Ascent under the loan agreement will be obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount ($1,000 per share) of the Series H preferred stock, plus $10.0 million. The $10.0 million redemption price was recorded as a current liability and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the six month term of the loan agreement with FS Investments. In connection with the financing, Ascent agreed to issue warrants to FS Investments to purchase up to 10,950,000 depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 1,950,000 depositary shares have been issued during the fiscal quarter ended March 31, 2001) and reduced the exercise price of previously issued outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share. The warrants issued to FS Investments to purchase 1,950,000 shares of Ascent common stock expire on December 29, 2007. The fair value of these warrants was recorded as a contribution to additional paid in capital of $1,689,019. The incremental value of the repriced 5.6 million warrants was recorded as a contribution to additional paid in capital of $599,476 and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the six month term of the new loan agreement. The remaining warrants, issuable for an aggregate of 9,000,000 depositary shares will be issued upon the extension of the due date of the principal of the note. The due date on the note can be extended in monthly increments with the first three extensions requiring the issuance of warrants exercisable for an aggregate of 1,000,000 depositary shares, and with each of the fourth, fifth and sixth extensions requiring the issuance upon each extension of warrants exercisable for an aggregate of 2,000,000 depositary shares.

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

On March 23, 2001, the funds affiliated with ING Furman Selz and Flynn Partners exercised all of their outstanding warrants, on a cashless basis, which resulted in the issuance of 7,211,528 depositary shares.

2.     SUBSEQUENT  EVENT

On April 10, 2001, Ascent borrowed an additional $750,000 under the loan agreement with FS Ascent Investments LLC.

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

We have incurred net losses since our inception and expect to incur additional operating losses at least through 2001 as we seek to maintain our sales and marketing organization and promotion of Orapred and Primsol to the market. We expect cumulative losses to increase over this period. We have incurred a deficit from inception through March 31, 2001 of $90,910,000.

In December 1999, we modified our strategy until such time as we determine that our financial condition has adequately improved. Specifically, we are focused on Orapred and Primsol and on seeking appropriate co-promotional opportunities. We have suspended all product development activities until such time, if ever, as our financial condition has adequately improved.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

REVENUE: Ascent had total net revenue of $1,024,000 for the three months ended March 31, 2001, compared with total net revenue of $1,110,000 for the three months ended March 31, 2000. The decrease in revenue of $86,000 was primarily attributable to the absence of Feverall revenue due to the sale of the Feverall product line in December 2000 to Alpharma USPD and the absence of co-promotional revenue due to the termination of the Omnicef(R) agreement in January 2000. Total net revenues for the three months ended March 31, 2000 included $562,000 in Feverall revenue and $535,000 in co-promotional revenue. The reduced revenues were offset by $744,000 in Orapred syrup revenue and an increase of $270,000 in Primsol solution revenue.

COST OF PRODUCT SALES: Cost of product sales was $261,000 for the three months ended March 31, 2001, compared with $331,000 for the three months ended March 31, 2000. The decrease in cost of product sales of $70,000 was primarily the result of a decrease of $152,000 in manufacturing costs and a decrease of $83,000 in amortization expense related to the termination of the Feverall manufacturing agreement due to the sale of Feverall offset by an increase of $109,000 in manufacturing and testing costs associated with the production of Orapred syrup and Primsol solution.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $3,816,000 for the three months ended March 31, 2001, compared with $3,018,000 for the three months ended March 31, 2000, representing an increase of $798,000.

Selling and marketing expenses were $3,299,000 for the three months ended March 31, 2001, compared with expenses of $2,482,000 for the three months ended March 31, 2000. The increase in selling and marketing expenses of $817,000 was primarily the result of $955,000 for the launch of Orapred syrup, which included a national sales meeting, samples and selling materials, direct mail, media, and trade promotions. These expenses were offset by decreases of $133,000 in personnel expenses due to reduced headcount and $42,000 in samples due to the termination of the Omnicef(R) co-promotion agreement by Warner-Lambert Company in January 2000 and the sale of the Feverall product line to Alpharma USPD in December 2000.

General and administrative expenses were $517,000 for the three months ended March 31, 2001, compared with expenses of $536,000 for the three months ended March 31, 2000. The decrease of $19,000 was primarily attributable to increases of (i) $70,000 due to changes in Ascent's bonus plan, (ii) $38,000 in consulting expenses due to agreements with members of Ascent's board of directors, and
(iii) $23,000 in legal, accounting and investor relations expenses. These increases were offset by a decrease of $75,000 in personnel expenses due to reduced headcount from the first fiscal quarter of 2000 and a decrease of $81,000 in amortization expense for trademarks and goodwill due to the sale of Feverall assets to Alpharma USPD.

RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $345,000 for the three months ended March 31, 2001, compared with expenses of $744,000 for the three months ended March 31, 2000. The decrease of $399,000 was primarily attributable to decreases of (i) $46,000 for the Pediavent product research and development program that was terminated in December 1999, but which had certain outstanding obligations, (ii) $41,000 for the Orapred product's research and development program due to timing differences in expenses while Ascent waited for the FDA's response on its Abbreviated New Drug Application,
(iii) $87,000 in research and development expenses related to the production of Primsol solution batches in anticipation of receiving FDA market approval, and
(iv)  167,000  in  personnel  expenses  due  to  reduced  headcount.

INTEREST: Ascent had interest income of $12,000 for the three months ended March 31, 2001, compared with interest income of $11,000 for the three months ended March 31, 2000. Ascent had interest expense of $6,922,000 for the three months ended March 31, 2001, compared with interest expense of $625,000 for the three months ended March 31, 2000. The increase of $6,297,000 was primarily attributable to the amortization of $5.0 million of the $10.0 million Series H redemption price, as well as $1,297,000 in interest expense due to the additional $13.5 million of subordinated notes issued and outstanding during the first quarter of 2001 compared to the first quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, with net proceeds of $33.6 million, the private sale of subordinated secured notes and related common stock and depositary share purchase warrants, with net proceeds of $46.3 million, and, in 1997, an initial public offering of shares of common stock, with net proceeds of $17.5 million. As of March 31, 2001, Ascent had $964,000 in cash and cash equivalents, an increase of $703,000 from $261,000 as of December 31, 2000. As of May 1, 2001, Ascent has borrowed $5.75 million from FS Ascent Investments LLC under its $10.25 million credit facility described below. We will need additional funds to repay debt, including interest payments, and to fund operations beyond December 31, 2001.

Ascent used $4.1 million of cash in operations for the three months ended March 31, 2001 compared to $4.4 million for the three months ended March 31, 2000.
Net cash used in operations for the three months ended March 31, 2001 was primarily attributable to a $10.3 million net loss generated during the period, an increase in accounts receivable of $2.2 million, and a decrease in interest payable of $315,000. This was offset in part by non-cash interest expense of $6.4 million and increases in deferred revenue of $1.9 million. Ascent's investing activities resulted in net cash used of $162,000 for the three months ended March 31, 2001 compared to $134,000 for the three months ended March 31, 2000. Ascent's capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. Ascent expects that its capital expenditures will remain steady in the future. Cash provided by financing activities was $4.9 million for the three months ended March 31, 2001 compared to $4.3 million for the three months ended March 31, 2000. The principal source of financing for the three months ended March 31, 2001 was the FS Ascent Investments credit facility discussed below, which yielded net proceeds of $5.0 million.

Outstanding  Indebtedness  to  ING  Furman  Selz  and  Other  Entities

As of March 31, 2001, Ascent had notes outstanding in the aggregate original principal amount of $27.7 million under its financing arrangements with the former holders of Series G preferred stock and funds affiliated with ING Furman Selz. The notes currently outstanding are as follows:

- 8% seven-year subordinated notes issued on June 1, 1998 to the holders of Series G preferred stock pursuant to the May 1998 securities purchase agreement, of which $1.7 million of principal amount was outstanding as of March 31, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 8% seven-year convertible subordinated notes issued on July 23, 1999 to the holders of Series G preferred stock pursuant to the second amendment to the May 1998 securities purchase agreement, as amended, upon the conversion of the Series G preferred stock, of which $7.0 million of principal amount was outstanding as of March 31, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 7.5% convertible subordinated notes in the principal amount of up to $4.0 million issued on July 1, 1999 to funds affiliated with ING Furman Selz pursuant to the third amendment to the May 1998 securities purchase agreement, as amended, of which $4.0 million of principal amount was outstanding as of March 31, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% convertible subordinated notes in the principal amount of up to $10.0 million issued on October 15, 1999 to funds affiliated with ING Furman Selz pursuant to the fourth amendment to the May 1998 securities purchase agreement, as amended, of which $10.0 million of principal amount was outstanding as of March 31, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% convertible subordinated notes in the principal amount of up to $6.25 million issued on January 2, 2001 to FS Ascent Investments of which $5.0 million of the principal amount was outstanding as of March 31, 2001. These notes mature in June 2001.

In addition from April 1, 2001 to May 1, 2001, Ascent borrowed an additional $750,000 under the $10.25 credit facility it entered into with FS Ascent Investments on December 29, 2000.

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

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC, which is affiliated with ING Furman Selz Investments ("FS Investments"), and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes ($5.0 million of which has been advanced to Ascent in the quarter ended March 31, 2001) and $4.0 million of Series H preferred stock ($1,000 of which was advanced in the quarter ended March 31, 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than June 30, 2002 at Ascent's election, or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. The notes will be secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December
29, 2000, by and between Ascent and FS Investments. The $6.25 million to be advanced to Ascent under the loan agreement will be obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount ($1,000 per share) of the Series H preferred stock, plus $10.0 million. The $10.0 million redemption price was recorded as a current liability and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the six month term of the loan agreement with FS Investments. In connection with the financing, Ascent agreed to issue warrants to FS Investments to purchase up to 10,950,000 depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 1,950,000 depositary shares have been issued during the fiscal quarter ended March 31, 2001) and reduced the exercise price of previously issued outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share. The warrants issued to FS Investments to purchase 1,950,000 shares of Ascent common stock expire on December 29, 2007. The fair value of these warrants was recorded as a contribution to additional paid in capital of $1,689,019. The incremental value of the repriced 5.6 million warrants was recorded as a contribution to additional paid in capital of $599,476 and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the six month term of the loan agreement. The remaining warrants, issuable for an aggregate of 9,000,000 depositary shares will be issued upon the extension of the due date of the principal of the note. The due date on the note can be extended in monthly increments with the first three extensions requiring the issuance of warrants exercisable for an aggregate of 1,000,000 depositary shares and with each of the fourth, fifth and sixth extensions requiring the issuance upon each such extension of warrants exercisable for an aggregate of 2,000,000 depositary shares.

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

Ascent anticipates that, based upon its current operating plan, including anticipated sales of Primsol and Orapred, its existing capital resources and access to the remaining $4.5 million under its credit facility with FS Investments, it will have enough cash to fund operations through December 31, 2001. Ascent will need additional funds beyond December 31, 2001 to repay debt and to fund operations. If adequate funds are not available, Ascent may be required to (i) obtain funds on unfavorable terms that may require Ascent to relinquish rights to certain of its technologies or products or that would significantly dilute Ascent's stockholders, (ii) significantly scale back or terminate operations and/or (iii) seek relief under applicable bankruptcy laws.

Interest payments under the 8% subordinated notes due June 1, 2005 in the principal amount of $8.7 million are due and payable semiannually in June and December of each year. During fiscal 2001, Ascent will be required to pay an aggregate of $1,132,850 in interest under the 8% subordinated notes due June 1, 2005. Interest payments under the $4.0 and $10.0 million credit facilities with the funds affiliated with ING Furman Selz are due and payable on the last day of each calendar quarter. During fiscal 2001, Ascent will be required to pay an aggregate of $300,000 under the $4.0 million credit facility and an aggregate of $750,000 under the $10.0 million credit facility. As of May 1, 2001, Ascent has borrowed $5.75 million of the $10.25 million 7.5% credit facility with FS Investments and during fiscal 2001 will be required to pay an aggregate of $375,000 in interest.

RECENT  ACCOUNTING  PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires that all derivative investments be recorded in the balance sheet at fair value. During 1999, Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the Effective Date of the Statement of Financial Accounting Standards No. 133" ("SFAS 137") was issued. This statement amended SFAS 133 by deferring the effective date to fiscal quarters beginning after June 15, 2001. The Company adopted SFAS 133 on January 1, 2001. The Company has not historically entered into transactions involving derivative instruments, nor has it hedged any of its business activities, and the adoption of SFAS 133 did not effect its financial statements for the period ended March 31, 2001.

CERTAIN  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW. In addition, any forward-looking statements represent the Ascent's estimates only as of the date this Quarterly Report as first filed with the Securities and Exchange Commission and should not be relied upon as representing Ascent's estimates as of any subsequent date. While Ascent may elect to update forward-looking statements at some point in the future, Ascent specifically disclaims any obligation to do so, even if its estimates change.

WE  HAVE  NOT  BEEN  PROFITABLE

We have incurred net losses since our inception. As of March 31, 2001, our accumulated deficit was approximately $90.9 million. We received our first revenues from product sales in July 1997. We expect to incur additional significant operating losses over the next 12 months and expect cumulative losses to increase. We expect that our losses will fluctuate from quarter to quarter based upon factors such as any product acquisitions of ours, sales and marketing initiatives, competition and the extent and severity of illness during cold and flu seasons. These quarterly fluctuations may be substantial.

WE WILL REQUIRE ADDITIONAL FUNDING TO REPAY DEBT AND TO FUND OPERATIONS AND WE MAY NOT BE ABLE TO OBTAIN ANY

We anticipate that, based upon our current operating plan, including anticipated sales of Primsol and Orapred, our existing capital resources and access to the remaining $5.25 million under our credit facility with FS Ascent Investments, we will have enough cash to fund operations through December 31, 2001. We will need additional funds to repay debt, including interest payments, and to fund operations beyond December 31, 2001. If adequate funds are not available, we may be required to (i) obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or products or that would significantly dilute our stockholders, (ii) significantly scale back or terminate current operations and/or (iii) seek relief under applicable bankruptcy laws. Any of such cases would have a material adverse effect on our business.

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

YOU WILL NOT BE ABLE TO CONTROL OUR CORPORATE EVENTS BECAUSE ING FURMAN SELZ OWNS APPROXIMATELY 65% OF OUR SECURITIES

ING Furman Selz beneficially owns approximately 65% of our securities, including depositary shares issuable upon conversion of outstanding convertible notes as of March 31, 2001. Accordingly, ING Furman Selz, by virtue of its majority ownership of our securities, has the power, acting alone, to elect a majority of our board of directors over a three year period and has the ability to determine the outcome of any corporate actions requiring stockholder approval, including without limitation a sale of the Company, regardless of how our other stockholders may vote. ING Furman Selz's interests could conflict with the interests of our other stockholders. For instance, in the event of any sale of the Company, the first $27.7 million in proceeds will be paid to ING Furman Selz as repayment of debt, plus additional payments required under the terms of the securities.

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

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes. All of the notes have fixed annual rates of either 7.5% or 8.0%. At March 31, 2001, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at March 31, 2001, which was not materially different from the quarter-end carrying value.

PART  II.  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

a) See Part 1, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a description of (i) equity securities of Ascent sold by Ascent during the fiscal quarter ended March 31, 2001 which were not registered under the Securities Act of 1933, as amended (each of which was issued pursuant to Section 4(2) of the Securities Act) and (ii) working capital and restrictions and other limitations upon payment of dividends, which information is incorporated herein by reference.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

None.

b)     Reports  on  Form  8-K

1. On January 16, 2001, Ascent filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that Ascent had contingently sold disposed of its Feverall product line to Alpharma USPD, Inc. and entered into a loan agreement with FS Ascent Investments LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              ASCENT PEDIATRICS, INC.
Date: May 15, 2001            By: /s/ EMMETT CLEMENTE
                              -------------------------------------------
                              Emmett Clemente
                              President and Chairman of the Board
                             (Principal Executive and Financial Officer)