Form 10-Q
period 2001-06-30
ASCENT PEDIATRICS INC
filed 2001-08-14
CIK 1019731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                               Yes X         No _
                                   -


     Indicate number of shares outstanding of the registrant's Common Stock: As of August 14, 2001, there were 17,056,817 depositary shares outstanding, each depositary share representing one share of common stock, $0.00004 par value per share, and represented by a depositary receipt.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS




                                                                       Page
                          -------------------------------------------------
Part I.  Financial Information
   Item 1 - Unaudited Condensed Financial Statements
            Unaudited Condensed Balance Sheets                            1
            Unaudited Condensed Statements of Operations                  2
            Unaudited Condensed Statements of Cash Flows                  3
            Notes to Unaudited Condensed Financial Statements             4
   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9
   Item 3 - Quantitative and Qualitative Disclosures About Market Risk   23

Part II.  Other Information
   Item 2 - Changes in Securities and Use of Proceeds                    23
   Item 4 - Submission of Matters to a Vote of Security Holders          24
   Item 6 - Exhibits and Reports on Form 8-K                             24

Signature                                                                26
Exhibit Index                                                            27

Part  I.  Financial  Information

Item  1  -  Unaudited  Condensed  Financial  Statements

                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS


                                                                                     June 30,      December 31,
                                                                                           2001            2000
                                                                                   -------------  --------------
ASSETS

Current assets
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,247,830   $     260,882
     Accounts receivable, less allowance for doubtful accounts of $180,852 and
          $137,164 at June 30, 2001 and December 31, 2000, respectively . . . . .     1,485,574         812,373
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,568,745       1,624,766
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       237,810         410,129
                                                                                   -------------  --------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     4,539,959       3,108,150

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       419,192         378,879
Debt issue costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       897,786       1,267,433
Assets contingently transferred to Alpharma . . . . . . . . . . . . . . . . . . .    10,493,146      10,493,146
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,432          45,300
                                                                                   -------------  --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,394,515   $  15,292,908
                                                                                   =============  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    938,411   $   1,309,124
     Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       798,788       1,270,240
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,259,178         927,537
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,912,567         738,544
     Series H redemption price. . . . . . . . . . . . . . . . . . . . . . . . . .    10,000,000               -
     Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        18,349          33,884
                                                                                   -------------  --------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .    15,927,293       4,279,329

Subordinated secured notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,154,894      20,706,113
Debt contingently extinguished by Alpharma. . . . . . . . . . . . . . . . . . . .    12,000,000      12,000,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,080          14,080
                                                                                   -------------  --------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .    55,096,267      36,999,522

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized;
     1 and 0 shares, designated as Series H preferred stock, issued and
     outstanding at June 30, 2001 and December 31, 2000, respectively . . . . . .         1,000               -
                                                                                   -------------  --------------
          Total redeemable preferred stock. . . . . . . . . . . . . . . . . . . .         1,000               -

Stockholders' deficit
     Common stock, $.00004 par value; 60,000,000 shares authorized;
          17,009,722 and 9,781,814 shares issued and outstanding at
          June 30, 2001 and December 31, 2000, respectively . . . . . . . . . . .           680             390
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .    61,107,693      58,894,821
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (99,811,125)    (80,601,825)
                                                                                   -------------  --------------
          Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . .   (38,702,752)    (21,706,614)
                                                                                   -------------  --------------
          Total liabilities, redeemable preferred stock and stockholders' deficit  $ 16,394,515   $  15,292,908
                                                                                   =============  ==============


       See accompanying notes to unaudited condensed financial statements.
                                     Page 1

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                 -----------------------------  ---------------------------
                                                             2001                          2000                  2001
                                                 -----------------------------  ---------------------------  -------------
Product revenue, net. . . . . . . . . . . . . .  $                  2,274,372   $                  662,620   $  3,297,916
Co-promotional revenue. . . . . . . . . . . . .                             -                      445,106              -
                                                 -----------------------------  ---------------------------  -------------
Total net revenue . . . . . . . . . . . . . . .                     2,274,372                    1,107,726      3,297,916

Costs and expenses
     Costs of product sales . . . . . . . . . .                       414,376                      288,361        674,173
     Selling, general and administrative. . . .                     3,530,870                    3,316,065      7,353,808
     Research and development . . . . . . . . .                       236,429                      530,784        576,112
                                                 -----------------------------  ---------------------------  -------------
     Total costs and expenses . . . . . . . . .                     4,181,675                    4,135,210      8,604,093

          Loss from operations. . . . . . . . .                    (1,907,303)                  (3,027,484)    (5,306,177)

Interest income . . . . . . . . . . . . . . . .                         9,391                       16,842         21,416
Interest expense. . . . . . . . . . . . . . . .                    (7,002,965)                    (705,824)   (13,924,539)
                                                 -----------------------------  ---------------------------  -------------
          Net loss. . . . . . . . . . . . . . .  $                 (8,900,877)  $               (3,716,466)  $(19,209,300)
                                                 =============================  ===========================  =============

          Net loss per share, basic and diluted
                                                 $                      (0.52)  $                    (0.38)  $      (1.39)
                                                 =============================  ===========================  =============
Weighted average shares outstanding - basic
   And diluted. . . . . . . . . . . . . . . . .                    17,009,722                    9,764,158     13,779,748
                                                 =============================  ===========================  =============



                                                     2000
                                                 ------------
Product revenue, net. . . . . . . . . . . . . .  $ 1,236,912
Co-promotional revenue. . . . . . . . . . . . .      980,520
                                                 ------------
Total net revenue . . . . . . . . . . . . . . .    2,217,432

Costs and expenses
     Costs of product sales . . . . . . . . . .      619,449
     Selling, general and administrative. . . .    6,334,366
     Research and development . . . . . . . . .    1,275,115
                                                 ------------
     Total costs and expenses . . . . . . . . .    8,228,930

          Loss from operations. . . . . . . . .   (6,011,498)

Interest income . . . . . . . . . . . . . . . .       27,419
Interest expense. . . . . . . . . . . . . . . .   (1,330,555)
                                                 ------------
          Net loss. . . . . . . . . . . . . . .  $(7,314,634)
                                                 ============

          Net loss per share, basic and diluted
                                                 $     (0.75)
                                                 ============
Weighted average shares outstanding - basic
   And diluted. . . . . . . . . . . . . . . . .    9,720,753
                                                 ============






       See accompanying notes to unaudited condensed financial statements.
                                     Page 2

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Six Months Ended June 30,
                                                                       ---------------------------
                                                                                             2001          2000
                                                                       ---------------------------  ------------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              (19,209,300)  $(7,314,634)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . .                     150,259       491,729
          Non-cash interest expense . . . . . . . . . . . . . . . . .                  12,848,628       315,741
          Stock based compensation. . . . . . . . . . . . . . . . . .                      (1,753)            -
          Provision for bad debts . . . . . . . . . . . . . . . . . .                      43,688             -
          Inventory write-off . . . . . . . . . . . . . . . . . . . .                     (32,915)      (16,620)
          Loss on disposal of fixed assets. . . . . . . . . . . . . .                      23,494             -
          Changes in operating assets and liabilities:
              Accounts receivable . . . . . . . . . . . . . . . . . .                    (716,889)      202,575
              Inventory . . . . . . . . . . . . . . . . . . . . . . .                      88,936      (328,965)
              Other assets. . . . . . . . . . . . . . . . . . . . . .                     173,187       (50,468)
              Accounts payable. . . . . . . . . . . . . . . . . . . .                    (370,713)     (737,127)
              Interest payable. . . . . . . . . . . . . . . . . . . .                    (471,452)      201,355
              Accrued expenses. . . . . . . . . . . . . . . . . . . .                     331,641      (699,825)
              Deferred revenue. . . . . . . . . . . . . . . . . . . .                   2,174,023       707,606
              Other current liabilities . . . . . . . . . . . . . . .                     (15,535)      (54,426)
              Other liabilities . . . . . . . . . . . . . . . . . . .                           -        14,080
                                                                       ---------------------------  ------------
                   Net cash used in operating activities. . . . . . .                  (4,984,701)   (7,268,979)

Cash flows from investing activities:
     Purchase of property and equipment . . . . . . . . . . . . . . .                    (214,066)     (179,920)
                                                                       ---------------------------  ------------
                   Net cash used in investing activities. . . . . . .                    (214,066)     (179,920)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs. .                      15,229       277,694
     Proceeds from issuance of preferred stock, net of issuance costs                       1,000             -
     Proceeds from issuance of debt . . . . . . . . . . . . . . . . .                   6,250,000     5,849,797
     Proceeds from issuance of debt related warrants. . . . . . . . .                           -       650,203
     Cash paid for debt issue costs . . . . . . . . . . . . . . . . .                     (80,514)            -
                                                                       ---------------------------  ------------
                    Net cash provided by financing activities . . . .                   6,185,715     6,777,694

Net increase (decrease) in cash and cash equivalents. . . . . . . . .                     986,948      (671,205)
Cash and cash equivalents, beginning of period. . . . . . . . . . . .                     260,882     1,067,049
                                                                       ---------------------------  ------------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . .  $                1,247,830   $   395,844
                                                                       ===========================  ============




       See accompanying notes to unaudited condensed financial statements.
                                     Page 3

                             ASCENT PEDIATRICS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     NATURE  OF  BUSINESS

Ascent Pediatrics, Inc. ("Ascent" or the "Company"), formerly Ascent Pharmaceuticals, Inc., incorporated in Delaware on March 16, 1989, is currently focused on marketing products exclusively to the pediatric market. Since its inception, until July 9, 1997, Ascent had operated as a development stage enterprise devoting substantially all of its efforts to establishing a new business. Ascent introduced its first two products, Feverall acetaminophen suppositories and Pediamist nasal saline spray, to the market in the second half of 1997. Ascent introduced Primsol(R) trimethoprim solution, a prescription antibiotic, to the market in February 2000 and Orapred(R) syrup, a liquid steroid for the treatment of inflammation, including inflammation resulting from respiratory conditions, to the market in January 2001.

On December 29, 2000, Ascent sold the Feverall product line in an asset sale to Alpharma USPD Inc. ("Alpharma USPD") in exchange for the cancellation by Alpharma USPD of $12.0 million of indebtedness owed to Alpharma USPD by Ascent, although Ascent maintains the right to repurchase the product line through December 2001 at the same price. The Company also terminated its strategic alliance with Alpharma, Inc. and Alpharma USPD. As part of this strategic alliance, which the Company consummated on July 23, 1999, Alpharma USPD had agreed to loan Ascent up to $40.0 million from time to time for certain corporate purposes, and Ascent assigned to Alpharma USPD a call option, exercisable in the first half of 2003, to purchase all of the Ascent common stock then issued and outstanding at a price to be determined by an earnings-based formula. As of December 29, 2000, Ascent had borrowed an aggregate of $12.0 million in principal under the loan agreement with Alpharma USPD, dated as of February 16, 1999, as amended, by and among Ascent, Alpharma USPD and Alpharma, Inc., all of which was cancelled in connection with the sale of the Feverall product line. On December 29, 2000, in addition to the product purchase agreement, pursuant to which Ascent sold the Feverall product line, Ascent entered into a series of agreements with Alpharma USPD terminating the strategic alliance, including the loan agreement. As part of these agreements, Alpharma USPD agreed not to exercise its call option.

Ascent has incurred net losses since its inception and expects to incur additional operating losses in the future as Ascent seeks to maintain its sales and marketing organization and promotion of Orapred and Primsol to the market. In December 1999, the Company modified its strategy until such time as the Company determines that its financial condition has adequately improved. Specifically, Ascent is focused on marketing Orapred and Primsol and on seeking appropriate co-promotional opportunities. Ascent has suspended all product development activities until such time, if ever, as the Company's financial condition has adequately improved.

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

FS Private Investments, formerly ING Furman Selz Investments LLC, beneficially owns approximately 67% of our securities, including depositary shares issuable upon conversion of outstanding convertible notes and warrants as of June 30, 2001. Accordingly, FS Private Investments, by virtue of its majority ownership of our securities, has the power, acting alone, to elect a majority of Ascent's board of directors over a three year period and has the ability to determine the
                                     Page 4
outcome of any corporate actions requiring stockholder approval, including, without limitation, a sale of the Company, regardless of how Ascent's other stockholders may vote. FS Private Investments' interests could conflict with the interests of Ascent's other stockholders. For instance, in the event of any sale of the Company, the first $28.95 million in proceeds will be paid to FS Private Investments as repayment of debt, plus additional payments required under the terms of certain outstanding securities.

2.     BASIS  OF  PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by Ascent in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended June 30, 2001 and 2000. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year or any future periods. Certain prior period items have been reclassified to conform with current period presentation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in Ascent's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition

Product revenue is recognized upon evidence of an arrangement, when the related fee is fixed or determinable and collection of the fee is reasonably assured. Recognition of revenues for any product that is subject to a right of return is deferred until such time that the right of return lapses, generally when Ascent's customers fulfill prescriptions for the consumer. Co-promotion revenue is recognized as earned based upon the performance requirements of the respective agreement.

The Company launched Primsol solution during February 2000 and Orapred syrup during January 2001. The Company is deferring the recognition of revenue from the sale of both products until such time that the right of return lapses. Through June 30, 2001, the Company has deferred $717,700 in Primsol revenue and $2,194,800 in Orapred revenue.

Net  Loss  Per  Common  Share

Basic net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume the issuance of common shares that have an antidilutive effect on net income (loss) per common share.
                                     Page 5

Options and warrants outstanding to purchase an aggregate of 1,970,854 and 672,313 depositary shares as of June 30, 2001 and 2000, respectively, were not included in the computation of diluted net loss per common share because Ascent is in a loss position, and the inclusion of such shares would be antidilutive.

Similarly, options, warrants and convertible debt outstanding to purchase or convert into an aggregate of 8,479,521 and 8,846,431 depositary shares as of June 30, 2001 and 2000, respectively, were not included in the computation of diluted net loss per common share because the options, warrants and convertible debt have exercise or conversion prices greater than the per share market price at June 30 of the depositary shares and would be antidilutive under the treasury stock method.

Recent  Accounting  Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not believe that the adoption of SFAS No.141 and SFAS No. 142 will have any effect on its financial statements.

4.     INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:


                 June 30,   December 31,
                      2001           2000
                ----------  -------------
Raw materials.  $  726,311  $     965,538
Finished goods     842,434        659,228
                ----------  -------------
 Total . . . .  $1,568,745  $   1,624,766
                ==========  =============



5.     ACCRUED  EXPENSES

Accrued  expenses  consisted  of  the  following:


                                 June 30,   December 31,
                                      2001           2000
                                ----------  -------------
Employee compensation expenses  $  744,951  $     342,296
Legal and accounting expenses.     112,082         74,910
Selling fees and chargebacks .      75,851        171,743
Preferred stock dividend . . .     323,082        323,082
Other. . . . . . . . . . . . .       3,212         15,506
                                ----------  -------------
         Total . . . . . . . .  $1,259,178  $     927,537
                                ==========  =============

                                     Page 6

6.     FS  PRIVATE  INVESTMENTS  LOAN  ARRANGEMENTS

$4.0 Million Credit Facility. On July 1, 1999, Ascent entered into an arrangement with certain funds affiliated with FS Private Investments under which such funds agreed to loan Ascent up to $4.0 million. Pursuant to this agreement, Ascent issued to the funds affiliated with FS Private Investments 7.5% convertible subordinated notes in the aggregate principal amount of $4.0 million and warrants to purchase an aggregate of 600,000 depositary shares at an exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on July 1, 2006. As of February 2000, Ascent had borrowed the entire $4.0 million under this credit facility. Of the $4.0 million convertible subordinated notes issued and sold, $3,605,700 was allocated to the relative fair value of the convertible subordinated notes (classified as debt) and $394,300 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $3,605,700 to the maturity amount of $4,000,000 as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004. In connection with this arrangement, a second representative of FS Private Investments was added to Ascent's board of directors.

$10.0 Million Credit Facility. On October 15, 1999, Ascent entered into an arrangement with certain funds affiliated with FS Private Investments under which such funds agreed to loan Ascent up to an additional $10.0 million.
Pursuant to this agreement, Ascent issued to the funds affiliated with FS Private Investments 7.5% convertible subordinated notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 5,000,000 depositary shares at an original exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on October 15, 2006. As part of the right to draw down the $10.0 million, Ascent issued to the funds affiliated with FS Private Investments 1,000,000 warrants which were valued at $513,500 (classified as debt issue costs). As of December 31, 2000, Ascent had borrowed the entire $10.0 million under this credit facility. Of the $10.0 million of convertible subordinated notes issued and sold, $8,540,187 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $1,459,813 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $8,540,187 to the maturity amount of $10.0 million as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into Ascent depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC ("FS Investments"), which is affiliated with FS Private Investments, and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes (of which the entire $6.25 million has been advanced to Ascent as of June 30, 2001) and $4.0 million of Series H preferred stock ($1,000 of which has been advanced as of June 30, 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than December 31, 2001 at Ascent's election, or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. Ascent has currently elected to extend the maturity date until August 31, 2001. The notes will be secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December 29, 2000, by and between Ascent and FS Investments. The $6.25 million advanced to Ascent under the loan agreement was obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount ($1,000 per share) of the Series H preferred stock, plus $10.0 million. The $10.0 million redemption price was recorded as a current liability and as debt issue costs as an asset on the balance sheet to be amortized to interest expense
                                     Page 7
over the original six month term of the loan agreement with FS Investments. In connection with the financing, Ascent agreed to issue warrants to FS Investments to purchase up to 10,950,000 depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 2,950,000 depositary shares have been issued as of June 30, 2001) and reduced the exercise price of previously issued outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share, all of which warrants, as discussed below, were exercised as of March 23, 2001. The warrants issued to FS Investments to purchase 2,950,000 shares of Ascent common stock expire on December 29, 2007. The fair value of these warrants was recorded as a contribution to additional paid in capital of $2,133,570. The incremental value of the repriced 5,600,000 million warrants was recorded as a contribution to additional paid in capital of $599,476 and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the original six month term of the loan agreement with FS Investments. The remaining warrants, issuable for an aggregate of 9,000,000 depositary shares will be issued in increments upon the extension of the due date of the principal of the note from June 30, 2001 to no later than December 31, 2001, as discussed above. The due date on the notes can be extended by Ascent until December 31, 2001 in monthly increments with the first three extensions each requiring the issuance of warrants exercisable for an aggregate of 1,000,000 depositary shares, and with each of the fourth, fifth and sixth extensions requiring the issuance of warrants exercisable for an aggregate of 2,000,000 depositary shares. On June 30, 2001, Ascent issued warrants to purchase 1,000,000 depositary shares to FS Investments to extend the due date from June 30, 2001 to July 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $469,135 and will be recorded as interest expense in the quarter ended September 30, 2001.

The Series H preferred stock is entitled to cumulative annual dividends payable on December 31, 2001 at the rate of 7.5% of the liquidation preference (as defined in the loan agreement dated as of December 29, 2000 between Ascent and FS Investments LLC). The Series H preferred stock is redeemable at the redemption price at any time after the due date or the occurrence of a change in control (each as defined in such loan agreement) of Ascent at the option of the holders of the Series H preferred stock holding at least 80% of the shares of such stock then outstanding. Ascent may redeem all of the Series H preferred stock at the redemption price at any time. The holders of Series H preferred stock generally do not have any voting rights.

On March 23, 2001, the funds affiliated with FS Private Investments and Flynn Partners exercised all of their then outstanding warrants (including the repriced warrants exercisable for an aggregate of 5,600,000 depositary shares discussed above), on a cashless basis, which resulted in the issuance of 7,211,528 depositary shares.

7.     SUBSEQUENT  EVENTS

On July 31, 2001, Ascent issued warrants to purchase an aggregate of 1,000,000 depositary shares to FS Ascent Investments LLC to extend the due date from July 31, 2001 to August 31, 2001 on the $6.25 million of 7.5% secured notes. The fair value of these warrants was recorded as a contribution to additional paid in capital of $439,131 on July 31, 2001 (the date of issuance). It will be recorded as interest expense in the quarter ended September 30, 2001.

On July 24, 2001, Ascent notified FS Ascent Investments of its intent to extend the due date on the $6.25 million of 7.5% secured notes from August 31, 2001 to September 30, 2001. On August 31, 2001 Ascent will issue warrants to purchase an aggregate of 1,000,000 depositary shares to FS Ascent Investments LLC to finalize this extension.
                                     Page 8

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

We have incurred net losses since our inception and expect to incur additional operating losses at least through 2001 as we seek to maintain our sales and marketing organization and promotion of Orapred and Primsol to the market. We expect cumulative losses to increase over this period. We have incurred a deficit from inception through June 30, 2001 of $99,811,000.

In December 1999, we modified our strategy until such time as we determine that our financial condition has adequately improved. Specifically, we are focused on marketing Orapred and Primsol and on seeking appropriate co-promotional opportunities. We have suspended all product development activities until such time, if ever, as our financial condition has adequately improved.

RESULTS  OF  OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2000

REVENUE: Ascent had total net revenue of $2,274,000 and $3,298,000 for the three and six months ended June 30, 2001, respectively, compared with total net revenue of $1,108,000 and $2,217,000 for the three and six months ended June 30, 2000, respectively. The increase in net revenue of $1,166,000 for the three months ended June 30, 2001, was primarily attributable to $2,108,000 in Orapred syrup revenue and an increase in Primsol revenue of $77,000 over fiscal year 2000. This was offset by the absence of Feverall revenue of $572,000 due to the sale of the Feverall product line in December 2000 to Alpharma USPD and the absence of co-promotional revenue of $445,000 due to the termination of the Omnicef(R) agreement in January 2000. The increase in net revenue of $1,081,000 for the six months ended June 30, 2001, was primarily attributable to $2,842,000 in Orapred syrup revenue and an increase in Primsol revenue of $346,000 over fiscal year 2000. This was offset by the absence of Feverall revenue of $1,123,000 due to the sale of the Feverall product line in December 2000 to Alpharma USPD and the absence of co-promotional revenue of $980,000 due to the termination of the Omnicef(R) agreement in January 2000.
                                     Page 9

COST OF PRODUCT SALES: Cost of product sales was $414,000 and $674,000 for the three and six months ended June 30, 2001, respectively, compared with $288,000 and $619,000 for the three and six months ended June 30, 2000, respectively.
The increase in cost of product sales of $126,000 for the three months ended June 20, 2001, was primarily the result of an increase of $342,000 in manufacturing and testing costs associated with the production of Orapred syrup and Primsol solution. This was offset by decreases of $144,000 in manufacturing costs and $83,000 in amortization expense related to the termination of the Feverall manufacturing agreement due to the sale of the Feverall product line. The increase in cost of product sales of $55,000 for the six months ended June 20, 2001, was primarily the result of an increase of $472,000 in manufacturing and testing costs associated with the production of Orapred syrup and Primsol solution. This was offset by a decreases of $296,000 in manufacturing costs and $167,000 in amortization expense related to the termination of the Feverall manufacturing agreement due to the sale of the Feverall product line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $3,531,000 and $7,354,000 for the three and six months ended June 30, 2001, respectively, compared with $3,316,000 and $6,334,000 for the three and six months ended June 30, 2000, respectively, representing increases of $215,000 and $1,020,000, respectively.

Selling and marketing expenses were $2,772,000 and $6,063,000 for the three and six months ended June 30, 2001, respectively, compared with expenses of $2,725,000 and $5,207,000 for the three and six months ended June 30, 2000, respectively. The increase in selling and marketing expenses of $47,000 for the three months ended June 30, 2001, was primarily the result of $337,000 in advertising and promotion expenses for Orapred syrup. This was offset by (i) a decrease of $78,000 in personnel expenses due to reduced headcount, (ii) a decrease of $188,000 in advertising and promotion expenses for Primsol solution and (iii) the increase in fiscal 2000 and not fiscal 2001 of $35,000 in telesales expenses in a marketing program. The increase in selling and marketing expenses of $856,000 for the six months ended June 30, 2001, was primarily the result of $1,299,000 for the launch of Orapred syrup, which included a national sales meeting, samples and selling materials, direct mail, media, and trade promotions. This was offset by (i) a decrease of $282,000 in personnel expenses due to reduced headcount, (ii) a decrease of $281,000 in advertising and promotion expenses for Primsol solution and (iii) the increase in fiscal 2000 and not fiscal 2001 of $37,000 in telesales expenses in a marketing program.

General and administrative expenses were $759,000 and $1,291,000 for the three and six months ended June 30, 2001, respectively, compared with expenses of $591,000 and $1,127,000 for the three and six months ended June 30, 2000, respectively. The increase of $168,000 for the three months ended June 30, 2001, was primarily attributable to increases of (i) $193,000 due to changes in Ascent's bonus plan, (ii) $14,000 in consulting expenses due to agreements with members of Ascent's board of directors, and (iii) $43,000 in legal, accounting and investor relations expenses. These increases were offset by a decrease of $14,000 in personnel expenses due to reduced headcount and a decrease of $81,000 in amortization expense for trademarks and goodwill due to the sale of the Feverall product line to Alpharma USPD. The increase of $164,000 for the six months ended June 30, 2001, was primarily attributable to increases of (i) $263,000 due to changes in Ascent's bonus plan, (ii) $52,000 in consulting expenses due to agreements with members of Ascent's board of directors, and
(iii) $73,000 in legal, accounting and investor relations expenses. These increases were offset by a decrease of $33,000 in personnel expenses due to reduced headcount and a decrease of $163,000 in amortization expense for trademarks and goodwill due to the sale of the Feverall product line to Alpharma USPD.

RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $236,000 and $576,000 for the three and six months ended June 30, 2001, respectively, compared with expenses of $531,000 and $1,275,000 for the three and six months ended June 30, 2000, respectively. The decrease of $295,000 for the three months ended June 30, 2001, primarily reflects the incurrence in
                                     Page 10
fiscal 2000 and not fiscal 2001 of (i) $46,000 for the Pediavent product research and development program that was terminated in December 1999, but which had certain outstanding obligations in fiscal 2000, (ii) $14,000 for the Orapred product's research and development program due to timing differences in expenses in anticipation of the FDA's response on Ascent's Abbreviated New Drug Application, (iii) $32,000 in testing expenses related to the production of Primsol solution batches in anticipation of receiving FDA market approval and
(iv) $158,000 in personnel expenses due to reduced headcount. The decrease of $699,000 for the six months ended June 30, 2001, primarily reflects the incurrence in fiscal 2000 and not fiscal 2001 of (i) $92,000 for the Pediavent product research and development program that was terminated in December 1999, but which had certain outstanding obligations in fiscal 2000, (ii) $89,000 for the Orapred product's research and development program due to timing differences in expenses in anticipation of the FDA's response on Ascent's Abbreviated New Drug Application, (iii) $139,000 in manufacturing and testing expenses related to the production of Primsol solution batches in anticipation of receiving FDA market approval and (iv) $389,000 in personnel expenses due to reduced headcount.

INTEREST: Ascent had interest income of $9,000 and $21,000 for the three and six months ended June 30, 2001, respectively, compared with interest income of $17,000 and $27,000 for the three and six months ended June 30, 2000, respectively, representing decreases of $8,000 and $5,000, respectively. Ascent had interest expense of $7,003,000 and $13,925,000 for the three and six months ended June 30, 2001, respectively, compared with interest expense of $706,000 and $1,331,000 for the three and six months ended June 30, 2000, respectively. The increase of $6,297,000 for the three months ended June 30, 2001, was primarily attributable to the amortization of $5.0 million of the $10.0 million Series H redemption price, as well as $1,199,000 in interest expense due to the additional $14.75 million of subordinated notes issued and outstanding during the second quarter of 2001 compared to the second quarter of 2000. The increase of $12,594,000 for the six months ended June 30, 2001, was primarily attributable to the amortization of $10.0 million of the $10.0 million Series H redemption price, as well as $2,370,000 in interest expense due to the additional $14.75 million of subordinated notes issued and outstanding during the first six months of 2001 compared to the first six months of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, with net proceeds of $33.6 million, the private sale of subordinated secured notes and related common stock and depositary share purchase warrants, with net proceeds of $46.8 million, and, in 1997, an initial public offering of shares of common stock, with net proceeds of $17.5 million. As of June 30, 2001, Ascent had $1,248,000 in cash and cash equivalents, an increase of $987,000 from $261,000 as of December 31, 2000. As of August 1, 2001, Ascent has borrowed $6.25 million from FS Ascent Investments LLC under its $10.25 million credit facility described below. Although Ascent currently has access to sufficient cash to fund operations through December 31, 2001, the Company does not have sufficient funds to repay debt or interest on such debt which becomes due in December 2001. As a result, Ascent will need additional funds in December 2001 to repay outstanding debt, including interest payments, in December 2001 and to fund operations beyond December 2001.

Ascent used $5.0 million of cash in operations for the six months ended June 30, 2001 compared to $7.3 million for the six months ended June 30, 2000. Net cash used in operations for the six months ended June 30, 2001 was primarily attributable to a $19.2 million net loss generated during the period, an increase in accounts receivable of $717,000 and a decrease in interest payable of $471,000. This was offset in part by non-cash interest expense of $12.8 million, an increase in deferred revenue of $2.2 million and an increase in accrued expenses of $332,000. Ascent's investing activities resulted in net cash used of $214,000 for the six months ended June 30, 2001 compared to $180,000 for the six months ended June 30, 2000. Ascent's capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. Ascent expects that its capital expenditures will remain steady
                                     Page 11
in the future. Cash provided by financing activities was $6.2 million for the six months ended June 30, 2001 compared to $6.8 million for the six months ended June 30, 2000. The principal source of financing for the six months ended June 30, 2001 was the FS Ascent Investments credit facility discussed below, which yielded net proceeds of $6.25 million.

Outstanding  Indebtedness  to  FS  Private  Investments  and  Other  Entities

As of June 30, 2001, Ascent had notes outstanding in the aggregate original principal amount of $28.95 million under its financing arrangements with the former holders of Series G preferred stock and funds affiliated with FS Private Investments. The notes currently outstanding are as follows:

- 8% seven-year subordinated notes issued on June 1, 1998 to the holders of Series G preferred stock pursuant to the May 1998 securities purchase agreement, of which $1.7 million of principal amount was outstanding as of June 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 8% seven-year convertible subordinated notes issued on July 23, 1999 to the holders of Series G preferred stock pursuant to the second amendment to the May 1998 securities purchase agreement, as amended, upon the conversion of the Series G preferred stock, of which $7.0 million of principal amount was outstanding as of June 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 7.5% convertible subordinated notes in the principal amount of up to $4.0 million issued on July 1, 1999 to funds affiliated with FS Private Investments pursuant to the third amendment to the May 1998 securities purchase agreement, as amended, of which $4.0 million of principal amount was outstanding as of June 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% convertible subordinated notes in the principal amount of up to $10.0 million issued on October 15, 1999 to funds affiliated with FS Private Investments pursuant to the fourth amendment to the May 1998 securities purchase agreement, as amended, of which $10.0 million of principal amount was outstanding as of June 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% subordinated notes in the principal amount of up to $6.25 million issued on January 2, 2001 to FS Ascent Investments of which $6.25 million of the principal amount was outstanding as of June 30, 2001. These notes were originally due in June 2001. We have currently elected to extend the due date until August 31, 2001. We have the right to extend the due date to December 31, 2001.

Ascent's financing arrangements, including the material terms of the foregoing notes, are described in more detail below.
                                     Page 12

Series G Financing. On May 13, 1998, Ascent entered into a Series G Securities Purchase Agreement with funds affiliated with FS Private Investments and BancBoston Ventures, Inc. In accordance with this agreement, on June 1, 1998, Ascent issued and sold to these funds an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock, $9.0 million of 8% seven-year subordinated notes and seven-year warrants to purchase an aggregate of 2,116,958 shares of Ascent common stock at a per share exercise price of $4.75 per share, which, as discussed below, was subsequently decreased, for an aggregate purchase price of $16.0 million. Of the $9.0 million of subordinated secured notes issued and sold by Ascent, $8,652,515 was allocated to the relative fair value of the subordinated notes and $347,485 was allocated to the relative fair value of the warrants. Accordingly, the 8% subordinated notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the notes. The $347,485 allocated to the warrants was included in additional paid-in-capital. Ascent used a portion of the net proceeds, after fees and expense, of $14.7 million to repay $5.3 million in existing indebtedness and used the balance for working capital. As a result of the early repayment of subordinated notes, Ascent accelerated the unaccreted portion of the discount amounting to $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

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

In the event of a change in control or unaffiliated merger of Ascent, Ascent could redeem the convertible notes issued upon exchange of the Series G preferred stock at a price equal to the liquidation preference plus accrued and unpaid dividends, although Ascent would be required to issue new common stock purchase warrants in connection with such redemption. In the event of a change of control or unaffiliated merger of Ascent, the holders of the convertible notes and the subordinated notes could require Ascent to redeem these notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the Series G financing, a representative of FS Private Investments was added to Ascent's board of directors.

$4.0 Million Credit Facility. On July 1, 1999, Ascent entered into an arrangement with certain funds affiliated with FS Private Investments under which such funds agreed to loan Ascent up to $4.0 million. Pursuant to this agreement, Ascent issued 7.5% convertible subordinated notes in the aggregate principal amount of $4.0 million and warrants to purchase an aggregate of 600,000 depositary shares at an exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on July 1, 2006, to the funds affiliated with FS Private Investments. As of February 2000, Ascent had borrowed the entire $4.0 million under this credit facility. Of the $4.0 million convertible subordinated notes issued and sold, $3,605,700 was allocated to the relative fair value of the convertible
                                     Page 13
subordinated notes (classified as debt) and $394,300 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $3,605,700 to the maturity amount of $4,000,000 as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004. In connection with this arrangement, a second representative of FS Private Investments was added to Ascent's board of directors.

$10.0 Million Credit Facility. On October 15, 1999, Ascent entered into an arrangement with certain funds affiliated with FS Private Investments under which such funds agreed to loan Ascent up to an additional $10.0 million.
Pursuant to this agreement, Ascent issued to the funds affiliated with FS Private Investments 7.5% convertible subordinated notes in the aggregate principal amount of $10.0 million and warrants to purchase an aggregate of 5,000,000 depositary shares at an original exercise price of $3.00 per share, which, as described below, was subsequently decreased to $0.05 per share, and which expire on October 15, 2006. As part of the right to draw down the $10.0 million, Ascent issued to the funds affiliated with FS Private Investments 1,000,000 warrants which were valued at $513,500 (classified as debt issue costs). As of December 31, 2000, Ascent had borrowed the entire $10.0 million under this credit facility. Of the $10.0 million of convertible subordinated notes issued and sold, $8,540,187 was allocated to the relative fair value of the convertible subordinated notes (classified as debt), and $1,459,813 was allocated to the relative fair value of the warrants (classified as additional paid-in-capital). Accordingly, the 7.5% convertible subordinated notes will be accreted from $8,540,187 to the maturity amount of $10.0 million as interest expense over the term of the convertible subordinated notes. The notes mature on July 1, 2004 and are convertible into Ascent depositary shares at a conversion price of $3.00 per share. Interest on these notes is due and payable quarterly, in arrears, on the last day of each calendar quarter, and the outstanding principal on the notes is payable in full on July 1, 2004.

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC ("FS Investments"), which is affiliated with FS Private Investments, and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes (of which the entire $6.25 million has been advanced to Ascent as of June 30, 2001) and $4.0 million of Series H preferred stock ($1,000 of which has been advanced as of June 30, 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than December 31, 2001 at Ascent's election (which it has exercised, as discussed below), or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. The notes will be secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December 29, 2000, by and between Ascent and FS Investments. The $6.25 million advanced to Ascent under the loan agreement was obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount ($1,000 per share) of the Series H preferred stock, plus $10.0 million. The $10.0 million redemption price was recorded as a current liability and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the original six month term of the loan agreement with FS Investments. In connection with the financing, Ascent agreed to issue warrants to FS Investments to purchase up to 10,950,000 depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 2,950,000 depositary shares have been issued as of June 30, 2001) and reduced the exercise price of previously issued outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share, all of which warrants, as discussed below, were exercised as of March 23, 2001. The warrants issued to FS Investments to purchase 2,950,000 shares of Ascent common stock expire on December 29, 2007. The fair value of these warrants was recorded as a contribution to additional paid in capital of $2,133,570. The incremental value of the repriced 5,600,000 million warrants
                                     Page 14
was recorded as a contribution to additional paid in capital of $599,476 and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the original six month term of the loan agreement with FS Investments. The remaining warrants, issuable for an aggregate of 9,000,000 depositary shares will be issued in increments upon the extension of the due date of the principal of the note from June 30, 2001 to no later than December 31, 2001, as discussed above. The due date on the notes can be extended by Ascent until December 31, 2001, in monthly increments with the first three extensions each requiring the issuance of warrants exercisable for an aggregate of 1,000,000 depositary shares, and with each of the fourth, fifth and sixth extensions requiring the issuance of warrants exercisable for an aggregate of 2,000,000 depositary shares. On June 30, 2001, Ascent issued warrants to purchase 1,000,000 depositary shares to FS Investments to extend the due date from June 30, 2001 to July 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $469,135.

The Series H preferred stock is entitled to cumulative annual dividends payable on December 31, 2001 at the rate of 7.5% of the liquidation preference (as defined in the loan agreement dated as of December 29, 2000 between Ascent and FS Investments LLC). The Series H preferred stock is redeemable at the redemption price at any time after the due date or the occurrence of a change in control (each as defined in such loan agreement) of Ascent at the option of the holders of the Series H preferred stock holding at least 80% of the shares of such stock then outstanding. Ascent may redeem all of the Series H preferred stock at the redemption price at any time. The holders of Series H preferred stock generally do not have any voting rights.

Future Capital Requirements. Ascent's future capital requirements will depend on many factors, including the costs and margins on sales of its products, success of its commercialization activities and arrangements, particularly the level of product sales, its ability to maintain and, in the future, expand its sales and marketing capability and resume product development, its ability to maintain its manufacturing and marketing relationships, its ability to enter into and maintain any co-promotion agreements, its ability to acquire and successfully integrate businesses and products, the time and cost involved in maintaining and, in the future, obtaining regulatory approvals, the costs involved in prosecuting, enforcing and defending patent claims and competing technological and market developments. Ascent's business strategy requires a significant commitment of funds to engage in product and business acquisitions and to maintain sales and marketing capabilities and manufacturing relationships necessary to promote Orapred and Primsol.

Ascent anticipates that, based upon its current operating plan, including anticipated sales of Primsol and Orapred and its existing capital resources and access to the remaining $4.0 million under its credit facility with FS Investments, it will have enough cash to fund operations through December 31, 2001. However, the Company does not have sufficient funds to repay debt or interest on such debt which becomes due in December 2001. As a result, Ascent will need additional funds in December 2001 to repay outstanding debt, including interest payments, in December 2001 and to fund operations beyond December 2001. If adequate funds are not available, Ascent may be required to (i) obtain funds on unfavorable terms that may require Ascent to relinquish rights to certain of its technologies or products or that would significantly dilute Ascent's stockholders, (ii) significantly scale back or terminate operations and/or (iii) seek relief under applicable bankruptcy laws.

Interest payments under the 8% subordinated notes due June 1, 2005 in the principal amount of $8.7 million are due and payable semiannually in June and December of each year. During fiscal 2001, Ascent will be required to pay an aggregate of $868,371 in interest under the 8% subordinated notes due June 1, 2005. As of June 30, 2001, $349,965 of such interest payments had been paid. Interest payments under the $4.0 and $10.0 million credit facilities with the funds affiliated with FS Private Investments are due and payable on the last day of each calendar quarter. During fiscal 2001, Ascent will be required to pay an aggregate of $300,000 under the $4.0 million credit facility and an aggregate of $750,000 under the $10.0 million credit facility. As of June 30, 2001, $525,000
                                     Page 15
of such interest payments had been paid. As of August 1, 2001, Ascent has borrowed $6.25 million of the $10.25 million 7.5% credit facility with FS Investments and during fiscal 2001 will be required to pay an aggregate of $397,552 in interest. As of June 30, 2001, $163,177 of such interest payments had been paid.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not believe that the adoption of SFAS No.141 and SFAS No. 142 will have any effect on its financial statements.

CERTAIN  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW. In addition, any forward-looking statements represent the Ascent's estimates only as of the date of this Quarterly Report on Form 10-Q as first filed with the Securities and Exchange Commission and should not be relied upon as representing Ascent's estimates as of any subsequent date. While Ascent may elect to update forward-looking statements at some point in the future, Ascent specifically disclaims any obligation to do so, even if its estimates change.

WE  HAVE  NOT  BEEN  PROFITABLE

We have incurred net losses since our inception. As of June 30, 2001, our accumulated deficit was approximately $99.8 million. We received our first revenues from product sales in July 1997. We expect to incur additional significant operating losses at least over the next 12 months and expect cumulative losses to increase. We expect that our losses will fluctuate from quarter to quarter based upon factors such as sales and marketing initiatives, competition, any product acquisitions of ours and the extent and severity of illness during cold and flu seasons. These quarterly fluctuations may be substantial.

WE WILL REQUIRE ADDITIONAL FUNDING TO REPAY DEBT AND TO FUND OPERATIONS AND WE MAY NOT BE ABLE TO OBTAIN ANY

We anticipate that, based upon our current operating plan, including anticipated sales of Primsol and Orapred, our existing capital resources and access to the remaining $4.0 million under our credit facility with FS Ascent Investments, we will have enough cash to fund operations through December 31, 2001. However, we do not have sufficient funds to repay debt or interest on such debt which
                                     Page 16
becomes due in December 2001. As a result, we will need additional funds in December 2001 to repay outstanding debt, including interest payments, in December 2001 and to fund operations beyond December 2001. If adequate funds are not available, we may be required to (i) obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or products or that would significantly dilute our stockholders, (ii) significantly scale back or terminate current operations and/or (iii) seek relief under applicable bankruptcy laws. Any of such cases would have a material adverse effect on our business.

In addition, in their report on our December 31, 2000 financial statements contained in our Annual Report on Form 10-K, PricewaterhouseCoopers LLP, our independent public accountants, states that there is substantial doubt about our ability to continue as a going concern.

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

YOU WILL NOT BE ABLE TO CONTROL OUR CORPORATE EVENTS BECAUSE FS PRIVATE INVESTMENTS OWNS APPROXIMATELY 67% OF OUR SECURITIES

FS Private Investments beneficially owns approximately 67% of our securities, including depositary shares issuable upon conversion of outstanding convertible notes and the exercise of outstanding warrants as of June 30, 2001. Accordingly, FS Private Investments, by virtue of its majority ownership of our securities, has the power, acting alone, to elect a majority of our board of directors over a three year period and has the ability to determine the outcome of any corporate actions requiring stockholder approval, including without limitation a sale of the Company, regardless of how our other stockholders may vote. FS Private Investments' interests could conflict with the interests of our other stockholders. For instance, in the event of any sale of the Company, the first $28.95 million in proceeds will be paid to FS Private Investments as repayment of debt, plus additional payments required under the terms of certain outstanding securities to certain other lenders.

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

-     brand  name  recognition;  and

-     price.
                                     Page 17

The failure to achieve market acceptance of Orapred syrup and Primsol solution would have a material adverse effect on our business.

WE  FACE  SIGNIFICANT  COMPETITION  IN  THE  PEDIATRIC  PHARMACEUTICAL  INDUSTRY

The pediatric pharmaceutical industry is highly competitive and characterized by rapid and substantial technological change. We may be unable to successfully compete in this industry. Our competitors include several large pharmaceutical companies that market pediatric products in addition to products for the adult market, including GlaxoSmithKline, which markets Ceftin oral suspension and which competes with our Primsol product; Eli Lilly and Company, which markets Ceclor suspension and which competes with our Primsol product; the Ortho-McNeil Pharmaceutical Division of Johnson & Johnson, Inc., which markets Tylenol suspension and which would compete with our acetaminophen extended release product; and Muro Pharmaceuticals, Inc., which markets Prelone and which competes with our Orapred product.

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

Moreover, we may face competition from companies that develop generic versions of any of our products. If generic version of our products are introduced, the selling prices of our products and our profit margins may decrease because of the increased competition.

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

WE  ARE  DEPENDENT ON THIRD PARTY MANUFACTURERS AND THEIR MANUFACTURING CAPACITY

We have no manufacturing facilities. Instead, we rely on third parties to manufacture our products in accordance with current Good Manufacturing Practices requirements prescribed by the FDA. In particular, we rely on Lyne Laboratories, Inc. for the manufacture of Orapred syrup and Primsol solution.

We expect to continue to be dependent on third party manufacturers for the production of all of our products. There are a limited number of manufacturers that operate under the FDA's Good Manufacturing Practices requirements and capable of manufacturing our products. As a result, we may experience difficulty in obtaining adequate capacity for our future needs. In the event that we are unable to obtain contract manufacturing, or obtain manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned. To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner and in accordance with applicable government regulations.
                                     Page 18

We have no experience in manufacturing on a commercial scale and no facilities or equipment to do so. If we determine to develop our own manufacturing capabilities, we will need to recruit qualified personnel and build or lease the requisite facilities and equipment. We may not be able to successfully develop our own manufacturing capabilities. Moreover, it may be very costly and time consuming for us to try and develop the capabilities.

WE  ARE  DEPENDENT  UPON  SOLE  SOURCE  SUPPLIERS  FOR  OUR  PRODUCTS

Some of our supply arrangements require that we buy all of our requirements of a particular product exclusively from the other party to the contract. Moreover, for two of our products, we have qualified only two suppliers. Any interruption in supply from any of our suppliers or their inability to manufacture our products in accordance with the FDA's Good Manufacturing Practices requirements may adversely affect us in a number of ways, including our being unable to meet commercial demand for our products.

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

Factors that may affect the regulatory process for any future product candidates we may have include:

- our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval;
                                     Page 19

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

WE  MAY  BECOME INVOLVED IN PROCEEDINGS RELATING TO INTELLECTUAL PROPERTY RIGHTS

Because our products are based on existing compounds rather than new chemical entities, we may become parties to patent litigation and interference proceedings. The types of situations in which we may become parties to litigation or proceedings include:
                                     Page 20

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

WE  INTEND  TO PURSUE STRATEGIC ACQUISITIONS WHICH MAY BE DIFFICULT TO INTEGRATE

As part of our overall business strategy, we intend to pursue strategic acquisitions that would provide additional product offerings. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt or amortization expenses related to the goodwill and other intangible assets, any of which could have a material adverse effect on our business. In addition, acquisitions involve numerous risks, including:
                                     Page 21

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

WE ARE DEPENDENT ON A FEW KEY EMPLOYEES WITH KNOWLEDGE OF THE PEDIATRIC PHARMACEUTICAL INDUSTRY

We are highly dependent on the principal members of our management and scientific staff, particularly Dr. Clemente, the president and chairman of our board of directors. The loss of the services of Dr. Clemente could have a material adverse effect on our business.
                                     Page 22

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

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes. All of the notes have fixed annual rates of either 7.5% or 8.0%. At June 30, 2001, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at June 30, 2001, which was not materially different from the quarter-end carrying value.

PART  II.  OTHER  INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

a) See Part 1, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a description of (i) equity securities of Ascent sold by Ascent during the fiscal quarter ended June 30, 2001 which were not registered under the Securities Act of 1933, as amended (each of which was issued pursuant to Section 4(2) of the Securities Act), and (ii) working capital and restrictions and other limitations upon payment of dividends, which information is incorporated herein by reference.
                                     Page 23

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

We held our 2001 Annual Meeting of Stockholders on June 13, 2001. The following matters were voted upon at the Annual Meeting:



                                          AGAINST/
PROPOSAL                                    FOR      WITHHELD  ABSTAIN
---------------------------------------  ----------  --------  -------

To elect Dr. Raymond F. Baddour as
a Class I director to serve for a three
year term expiring at the 2004 Annual
Meeting of Stockholders.. . . . . . . .  13,924,605    10,500  N/A

To elect Mr. James E. Flynn as a
Class I director to serve for a three
year term expiring at the 2004 Annual
Meeting of Stockholders.. . . . . . . .  13,924,605    10,500  N/A

To elect Mr. Brian P. Friedman as a
Class I director to serve for a three
year term expiring at the 2004 Annual
Meeting of Stockholders.. . . . . . . .  13,924,605    10,500  N/A

To ratify the selection of
PricewaterhouseCoopers LLP as our
independent auditors for the current
fiscal year.. . . . . . . . . . . . . .  13,926,825     7,750      530


ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

See the Exhibit Index on Page 27 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

b)     Reports  on  Form  8-K

1. On April 4, 2001, Ascent filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that funds affiliated with FS Private Investments filed an amended Schedule 13D with the Securities and Exchange Commission disclosing that it had exercised, on a cashless basis, warrants to purchase a total of 7,550,000 depositary shares, each of which evidences an interest in one share of common stock, par value $.0004 per share, of Ascent Pediatrics, Inc. ("Ascent") and is represented by a depositary receipt (the "Depositary Shares"), with an exercise price of $.05 per share. As a result of the cashless exercise of these warrants, Ascent issued to FS Private
                                     Page 24

Investments a total of 7,211,528 Depositary Shares. Such warrants had been issued to FS Private Investments pursuant to the May 13, 1998 Series G Securities Purchase Agreement, as amended, by and among Ascent, funds affiliated with FS Private Investments, Flynn Partners and BancBoston Ventures, Inc. FS Private Investments beneficially owns approximately 67% of the outstanding Depositary Shares of Ascent.
                                     Page 25

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ASCENT PEDIATRICS, INC.
Date: August 14, 2001 . . . . . .By: /s/ EMMETT CLEMENTE, Ph.D.
                                     Emmett Clemente, Ph.D.
                                     President and Chairman of the Board
                                     (Principal Executive and Financial Officer)



                                     Page 26

                                  Exhibit Index

Exhibit Number     Description
--------------     -----------

10.1 Lease Surrender Agreement and Second Amendment to Lease, dated as of May 1, 2001, between Ballardvale Investors
                   Limited Partnership and the Registrant.
10.2 1992 Equity Plan, as amended and restated as of February 14, 2001.
10.3 1999 Stock Incentive Plan, as amended and restated as of February 14, 2001.
10.4               2000 California Stock Option Plan, as amended and restated on
                   February 14, 2001.