Form 10-Q
period 2001-09-30
ASCENT PEDIATRICS INC
filed 2001-11-14
CIK 1019731

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                               Yes X         No _
                                   -


     Indicate number of shares outstanding of the registrant's Common Stock: As of November 12, 2001, there were 17,056,817 depositary shares outstanding, each depositary share representing one share of common stock, $0.00004 par value per share.

                             ASCENT PEDIATRICS, INC.
                                TABLE OF CONTENTS




                                                                       Page
                          -------------------------------------------------
Part I.  Financial Information

  Item 1 - Unaudited Condensed Financial Statements

    Unaudited Condensed Balance Sheets                                   1

    Unaudited Condensed Statements of Operations                         2

    Unaudited Condensed Statements of Cash Flows                         3

    Notes to Unaudited Condensed Financial Statements                    4

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 11

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk   26

Part II.  Other Information

  Item 2 - Changes in Securities and Use of Proceeds                    27

  Item 6 - Exhibits and Reports on Form 8-K                             27

Signature                                                               28

Exhibit Index                                                           29

Part  I.  Financial  Information

Item  1  -  Unaudited  Condensed  Financial  Statements

                             ASCENT PEDIATRICS, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS



                                                                                    September 30,    December 31,
                                                                                             2001            2000
                                                                                   ---------------  --------------
ASSETS

Current assets
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $       35,957   $     260,882
     Accounts receivable, less allowance for doubtful accounts of $198,280 and
          $137,164 at September 30, 2001 and December 31, 2000, respectively. . .       1,628,732         812,373
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,882,097       1,624,766
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         386,519         410,129
                                                                                   ---------------  --------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .       3,933,305       3,108,150

Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         406,750         378,879
Debt issue costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,376,284       1,267,433
Assets contingently transferred to Alpharma . . . . . . . . . . . . . . . . . . .      10,493,146      10,493,146
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          45,300
                                                                                   ---------------  --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   16,209,485   $  15,292,908
                                                                                   ===============  ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,031,814   $   1,309,124
     Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         992,373       1,270,240
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         934,217         927,537
     Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,239,128         738,544
     Series H redemption price. . . . . . . . . . . . . . . . . . . . . . . . . .      10,000,000               -
     Current portion of subordinated secured notes. . . . . . . . . . . . . . . .       6,250,000               -
     Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          56,232          33,884
                                                                                   ---------------  --------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .      22,503,764       4,279,329

Subordinated secured notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,050,937      20,706,113
Debt contingently extinguished by Alpharma. . . . . . . . . . . . . . . . . . . .      12,000,000      12,000,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          14,080
                                                                                   ---------------  --------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,554,701      36,999,522

Redeemable preferred stock, $.01 par value; 5,000,000 shares authorized;
     2,001 and 0 shares, designated as Series H preferred stock, issued and
     outstanding at September 30, 2001 and December 31, 2000, respectively. . . .       2,001,000               -
                                                                                   ---------------  --------------
          Total redeemable preferred stock. . . . . . . . . . . . . . . . . . . .       2,001,000               -

Stockholders' deficit
     Common stock, $.00004 par value; 60,000,000 shares authorized;
          17,056,817 and 9,781,814 shares issued and outstanding at
          September 30, 2001 and December 31, 2000, respectively. . . . . . . . .             682             390
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .      63,187,460      58,894,821
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (104,534,358)    (80,601,825)
                                                                                   ---------------  --------------
          Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . .     (41,346,216)    (21,706,614)
                                                                                   ---------------  --------------
          Total liabilities, redeemable preferred stock and stockholders' deficit  $   16,209,485   $  15,292,908
                                                                                   ===============  ==============

See  accompanying  notes  to  unaudited  condensed  financial  statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             ----------------------------------  ---------------------------------
                                                                          2001                               2000           2001
                                             ----------------------------------  ---------------------------------  -------------

Product revenue, net. . . . . . . . . . . .  $                       2,818,927   $                        757,711   $  6,116,843
Co-promotional revenue. . . . . . . . . . .                                  -                             88,043              -
                                             ----------------------------------  ---------------------------------  -------------
Total net revenue . . . . . . . . . . . . .                          2,818,927                            845,754      6,116,843

Costs and expenses
     Costs of product sales . . . . . . . .                            547,569                            349,636      1,221,743
     Selling, general and administrative. .                          4,427,042                          3,087,853     11,780,850
     Research and development . . . . . . .                            269,340                            650,943        845,452
                                             ----------------------------------  ---------------------------------  -------------
     Total costs and expenses . . . . . . .                          5,243,951                          4,088,432     13,848,045

          Loss from operations. . . . . . .                         (2,425,024)                        (3,242,678)    (7,731,202)

Interest income . . . . . . . . . . . . . .                              4,338                             20,898         25,755
Interest expense. . . . . . . . . . . . . .                         (2,302,547)                          (802,234)   (16,227,086)
                                             ----------------------------------  ---------------------------------  -------------
          Net loss. . . . . . . . . . . . .                         (4,723,233)                        (4,024,014)   (23,932,533)

Preferred stock dividend. . . . . . . . . .                              8,812                                  -          8,812
                                             ----------------------------------  ---------------------------------  -------------
          Net loss to common stockholders .  $                      (4,732,045)  $                     (4,024,014)  $(23,941,345)
                                             ==================================  =================================  =============

Results per common share:
     Historical - basic and diluted:
          Net loss. . . . . . . . . . . . .                              (0.28)                             (0.41)         (1.77)
          Preferred stock dividend. . . . .                                  -                                  -              -
                                             ----------------------------------  ---------------------------------  -------------
          Net loss to common stockholders .  $                           (0.28)  $                          (0.41)  $      (1.77)
                                             ==================================  =================================  =============

Weighted average shares outstanding - basic
   And diluted. . . . . . . . . . . . . . .                         17,040,948                          9,775,864     13,512,286
                                             ==================================  =================================  =============



                                                     2000
                                             -------------

Product revenue, net. . . . . . . . . . . .  $  1,994,623
Co-promotional revenue. . . . . . . . . . .     1,068,563
                                             -------------
Total net revenue . . . . . . . . . . . . .     3,063,186

Costs and expenses
     Costs of product sales . . . . . . . .       969,084
     Selling, general and administrative. .     9,422,226
     Research and development . . . . . . .     1,926,052
                                             -------------
     Total costs and expenses . . . . . . .    12,317,362

          Loss from operations. . . . . . .    (9,254,176)

Interest income . . . . . . . . . . . . . .        48,317
Interest expense. . . . . . . . . . . . . .    (2,132,789)
                                             -------------
          Net loss. . . . . . . . . . . . .   (11,338,648)

Preferred stock dividend. . . . . . . . . .             -
                                             -------------
          Net loss to common stockholders .  $(11,338,648)
                                             =============

Results per common share:
     Historical - basic and diluted:
          Net loss. . . . . . . . . . . . .         (1.16)
          Preferred stock dividend. . . . .             -
                                             -------------
          Net loss to common stockholders .  $      (1.16)
                                             =============

Weighted average shares outstanding - basic
   And diluted. . . . . . . . . . . . . . .     9,739,256
                                             =============

       See accompanying notes to unaudited condensed financial statements.

                             ASCENT PEDIATRICS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS




                                                                   Nine Months Ended September 30,
                                                                   ---------------------------------
                                                                                               2001           2000
                                                                   ---------------------------------  -------------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    (23,932,533)  $(11,338,648)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization . . . . . . . . . . . . .                           234,944        749,801
          Non-cash interest expense and Series H redemption price                        14,577,902        502,540
          Stock based compensation. . . . . . . . . . . . . . . .                             7,085              -
          Provision for bad debts . . . . . . . . . . . . . . . .                            61,116          5,154
          Inventory write-off . . . . . . . . . . . . . . . . . .                          (122,366)       (41,348)
          Loss on disposal of fixed assets. . . . . . . . . . . .                            23,494              -
          Changes in operating assets and liabilities:
              Accounts receivable . . . . . . . . . . . . . . . .                          (877,475)       217,487
              Inventory . . . . . . . . . . . . . . . . . . . . .                          (134,965)      (757,054)
              Other assets. . . . . . . . . . . . . . . . . . . .                            68,910        (46,606)
              Accounts payable. . . . . . . . . . . . . . . . . .                           722,690       (389,349)
              Interest payable. . . . . . . . . . . . . . . . . .                          (277,867)       394,940
              Accrued expenses. . . . . . . . . . . . . . . . . .                            (2,132)      (657,041)
              Deferred revenue. . . . . . . . . . . . . . . . . .                         1,500,584        661,967
              Other current liabilities . . . . . . . . . . . . .                            22,348        (43,867)
              Other liabilities . . . . . . . . . . . . . . . . .                           (14,080)        14,080
                                                                   ---------------------------------  -------------
                   Net cash used in operating activities. . . . .                        (8,142,345)   (10,727,944)

Cash flows from investing activities:
     Purchase of property and equipment . . . . . . . . . . . . .                          (286,309)      (247,162)
                                                                   ---------------------------------  -------------
                   Net cash used in investing activities. . . . .                          (286,309)      (247,162)

Cash flows from financing activities:
     Proceeds from issuance of common stock . . . . . . . . . . .                            33,243        300,206
     Proceeds from issuance of preferred stock. . . . . . . . . .                         2,001,000              -
     Proceeds from issuance of debt . . . . . . . . . . . . . . .                         6,250,000      9,287,822
     Proceeds from issuance of debt related warrants. . . . . . .                                 -      1,212,178
     Cash paid for debt issue costs . . . . . . . . . . . . . . .                           (80,514)             -
                                                                   ---------------------------------  -------------
                    Net cash provided by financing activities . .                         8,203,729     10,800,206

Net decrease in cash and cash equivalents . . . . . . . . . . . .                          (224,925)      (174,900)
Cash and cash equivalents, beginning of period. . . . . . . . . .                           260,882      1,067,049
                                                                   ---------------------------------  -------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $                         35,957   $    892,149
                                                                   =================================  =============


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

On October 1, 2001, Ascent entered into a definitive merger agreement with Medicis Pharmaceutical Corporation ("Medicis") and a wholly-owned subsidiary of Medicis, under which Ascent would merge with the subsidiary of Medicis and become a wholly-owned subsidiary of Medicis. The Company's board of directors has unanimously recommended the transaction to its stockholders. The closing of the transaction is contingent upon approval by Ascent stockholders and customary closing conditions. Under a separate agreement, entities affiliated with FS
Private Investments have agreed to vote shares, which, as of October 1, 2001, represented 53.9% of our outstanding shares, in favor of the transaction.

Under the terms of the merger agreement, Medicis will pay approximately $60 million, less certain retention payments and transaction fees and expenses, upon the closing of the transaction for the outstanding capital stock and retirement of indebtedness of Ascent and has agreed to pay to the holders of Ascent's common equity up to an additional $10 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products (as defined under the merger agreement).

The Company has scheduled a special meeting of our stockholders to consider and vote on the proposal to adopt and approve the merger agreement, and the transactions contemplated by the merger agreement, for Thursday, November 15, 2001 and the Company expects the merger to close on such date.



Ascent has incurred net losses since its inception. If the merger with Medicis does not occur on November 15, 2001, Ascent expects to incur additional operating losses in the future as Ascent seeks to maintain its sales and marketing organization and promotion of Orapred and Primsol to the market. Ascent expects to close the merger on November 15, 2001. In December 1999,
Ascent modified its strategy until such time as Ascent determines that its financial condition has adequately improved. Specifically, Ascent is focused on marketing Orapred and Primsol and on seeking appropriate co-promotional opportunities. Ascent has suspended all product development activities until such time, if ever, as Ascent's financial condition has adequately improved.

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

As of September 30, 2001, FS Private Investments, formerly ING Furman Selz Investments LLC, beneficially owns approximately 67% of our securities, including depositary shares issuable upon conversion of outstanding convertible notes and warrants. Accordingly, FS Private Investments, by virtue of its majority ownership of our securities, has the power, acting alone, to elect a majority of Ascent's board of directors over a three year period and has the ability to determine the outcome of any corporate actions requiring stockholder approval, including, without limitation, the proposed merger with Medicis, regardless of how Ascent's other stockholders may vote. FS Private Investments' interests could conflict with the interests of Ascent's other stockholders. For instance, in the event of a merger involving Ascent, the first $28.95 million, plus accumulated interest, in proceeds will be paid to FS Private Investments as repayment of currently outstanding debt, $13.0 million in proceeds will be paid to FS Private Investments as repayment of Series H preferred stock ($12.0 million of which was outstanding as of September 30, 2001), plus additional payments required under the terms of certain outstanding securities.

2.     BASIS  OF  PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by Ascent in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) that are necessary for a fair presentation of the results for the interim periods ended September 30, 2001 and 2000. The results for the interim periods presented are not necessarily indicative of results to be expected in the full fiscal year or any future periods. Certain prior period items have been reclassified to conform with current period presentation.


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

Ascent launched Primsol solution during February 2000 and Orapred syrup during January 2001. Ascent is deferring the recognition of revenue from the sale of both products until such time that the right of return lapses. Through
September 30, 2001, Ascent has deferred $531,083 in Primsol revenue and $1,708,045 in Orapred revenue.

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

Options and warrants outstanding to purchase an aggregate of 6,359,882 and 1,440,113 depositary shares as of September 30, 2001 and 2000, respectively, were not included in the computation of diluted net loss per common share because Ascent is in a loss position, and the inclusion of such shares would be antidilutive.

Similarly, options, warrants and convertible debt outstanding to purchase or convert into an aggregate of 8,568,703 and 11,153,922 depositary shares as of September 30, 2001 and 2000, respectively, were not included in the computation of diluted net loss per common share because the options, warrants and convertible debt have exercise or conversion prices greater than the per share market price at September 30, 2001 or 2000, as the case may be, of the depositary shares and would be antidilutive under the treasury stock method.


Recent  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset
Retirement Obligations", which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by Ascent, as required, in fiscal year 2002. Ascent does not believe that the adoption of SFAS No.141 and SFAS No. 142 will have any effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. Ascent does not expect that the adoption of SFAS No. 144 will have a material impact on its financial statements.


4.     INVENTORIES

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method and consist of the following:


                September 30,   December 31,
                          2001           2000
                --------------  -------------
Raw materials.  $      874,302  $     965,538
Finished goods       1,007,795        659,228
                --------------  -------------
 Total . . . .  $    1,882,097  $   1,624,766
                ==============  =============

5.     ACCRUED  EXPENSES

Accrued  expenses  consisted  of  the  following:




                                September 30,   December 31,
                                          2001           2000
                                --------------  -------------
Employee compensation expenses  $      487,955  $     342,296
Legal and accounting expenses.          59,851         74,910
Selling fees and chargebacks .          51,179        171,743
Preferred stock dividend . . .         331,894        323,082
Other. . . . . . . . . . . . .           3,338         15,506
                                --------------  -------------
         Total . . . . . . . .  $      934,217  $     927,537
                                ==============  =============


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

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC ("FS Investments"), which is affiliated with FS Private Investments, and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes (of which the entire $6.25 million has been advanced to Ascent as of September 30, 2001) and $4.0 million of Series H preferred stock ($2,001,000 of which has been advanced as of September 30, 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than December 31, 2001 at Ascent's election, or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. Ascent has currently elected to extend the maturity date until November 30, 2001. The notes are secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December 29, 2000, by and between Ascent and FS Investments. The $6.25 million advanced to Ascent under the loan agreement was obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount ($1,000 per share) of the Series H preferred stock, plus $10.0 million. The $10.0 million redemption price was recorded as a current liability and as debt issue costs as an asset on the balance sheet and was amortized to interest expense over the original six month term of the loan agreement with FS Investments.

In  connection  with  the  financing,  Ascent  agreed  to  issue  warrants to FS
Investments  to  purchase  up  to  10,950,000  depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 6,950,000 depositary shares have been issued as of September 30, 2001(1,950,000 of which were exercised as of September 30, 2001)) and reduced the exercise price of previously issued outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share, all of which warrants, as discussed below, were exercised as of March 23, 2001. The warrants issued to FS Investments to purchase 6,950,000 depositary shares (1,950,000 of which were exercised as of September 30, 2001) expire on December 29, 2007. The fair value of these warrants was recorded as a contribution to additional paid in capital of $4,219,884. The incremental value of the repriced 5,600,000 warrants was recorded as a contribution to additional paid in capital of $599,476 and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the original six month term of the loan agreement with FS Investments. The warrants, issuable for an aggregate of 9,000,000 depositary shares are issued in increments upon the extension of the due date of the principal of the note from June 30, 2001 to no later than December 31, 2001, as discussed above. The due date on the notes can be extended by Ascent until December 31, 2001 in monthly increments with the first three extensions each requiring the issuance of warrants exercisable for an aggregate of 1,000,000 depositary shares, and with each of the fourth, fifth and sixth extensions requiring the issuance of warrants exercisable for an aggregate of 2,000,000 depositary shares.

On June 29, 2001, Ascent issued warrants to purchase 1,000,000 depositary shares to FS Investments to extend the due date from June 30, 2001 to July 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $469,135 and as interest expense in the quarter ended
September  30,  2001.  On  July  30,  2001,  Ascent  issued warrants to purchase
1,000,000 depositary shares to FS Investments to extend the due date from July 31, 2001 to August 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $439,121 and as interest expense in the quarter ended September 30, 2001. On August 30, 2001, Ascent issued warrants to purchase 1,000,000 depositary shares to FS Investments to extend the due date from August 31, 2001 to September 30, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $640,463 and as interest expense in the quarter ended September 30, 2001. On September 29, 2001, Ascent issued warrants to purchase 2,000,000 depositary shares to FS Investments to extend the due date from September 30, 2001 to October 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $982,146 and was capitalized as debt issue costs on the balance sheet. The value of these warrants will be amortized as interest expense in the quarter ended December 31, 2001.

The Series H preferred stock is entitled to cumulative annual dividends payable on December 31, 2001 at the rate of 7.5% of the liquidation preference (as defined in the loan agreement dated as of December 29, 2000 between Ascent and FS Investments LLC). As of September 30, 2001, cumulative dividends payable are $8,812. The Series H preferred stock is redeemable at the redemption price at any time after the due date or the occurrence of a change in control (each as defined in such loan agreement) of Ascent at the option of the holders of the Series H preferred stock holding at least 80% of the shares of such stock then outstanding. Ascent may redeem all of the Series H preferred stock at the redemption price at any time. The holders of Series H preferred stock generally do not have any voting rights.

On March 23, 2001, the funds affiliated with FS Private Investments exercised all of their then outstanding warrants (including the repriced warrants exercisable for an aggregate of 5,600,000 depositary shares discussed above), on a cashless basis, which resulted in the issuance of 7,211,528 depositary shares.

7.     SUBSEQUENT  EVENTS

On October 1, 2001, Ascent announced with Medicis that they, and a wholly owned subsidiary of Medicis, had entered into a definitive merger agreement under which Ascent would merge with the subsidiary of Medicis and become a wholly-owned subsidiary of Medicis. Our board of directors has unanimously recommended the transaction to our stockholders. The closing of the transaction is contingent upon approval by Ascent stockholders and customary closing conditions. Under a separate agreement, entities affiliated with FS Private Investments have agreed to vote shares, which, as of October 1, 2001, represented 53.9% of our outstanding shares, in favor of the transaction.

Under the terms of the merger agreement, Medicis will pay approximately $60 million, less certain retention payments and transaction fees and expenses, upon the closing of the transaction for the outstanding capital stock and retirement of indebtedness of Ascent and has agreed to pay to the holders of Ascent's common equity up to an additional $10 million per year for each of the first five years following closing based upon reaching certain sales threshold milestones on the Ascent products (as defined under the merger agreement).

Ascent has scheduled a special meeting of our stockholders to consider and vote on the proposal to adopt and approve the merger agreement, and the transactions contemplated by the merger agreement, for Thursday, November 15, 2001 and the Company expects the merger to close on such date.

In connection with the merger, Ascent will incur approximately $6,431,000 in related costs, which includes (i) a $3.0 million transaction fee to entities affiliated with FS Private Investments, (ii) a total of $1.675 million to be paid at closing as retention payments to Ascent's executive officers and certain other of Ascent's employees, (iii) a total of $300,000 to be paid at closing to two of Ascent's directors, and (iv) transaction costs incurred by Ascent, to the extent that such costs exceed $1.2 million.

On November 9, 2001 Ascent received notice that Triumph-Connecticut Limited Partnership and related parties had brought a civil action against the Company on such date in the Superior Court, Suffolk County in the Commonwealth of Massachusetts. In the action, the Triumph group claims that the execution by the Company of the merger agreement and the anticipated consummation of the merger contemplated by the merger agreement without the consent of the Triumph group or the payment to the Triumph group of a specified amount breaches the terms of a securities purchase agreement entered into in January 1997 between the Company and the Triumph group, the terms of warrants issued by the Company to the Triumph group, an implied covenant of good faith and fair dealing and chapter 93A of the Massachusetts general laws. The Triumph group is seeking damages in an amount not less than $18.6 million, plus multiple damages under chapter 93A. The Company believes that the claims of the Triumph group are without merit and intends to vigorously contest and defend the suit by the Triumph group.

On October 9, 2001 Ascent drew down $1 million from FS Ascent Investments LLC under the $10.25 million credit facility in exchange for issuing 1,000 shares of Series H preferred stock.

On October 30, 2001 Ascent issued warrants to purchase 2,000,000 depositary shares to FS Ascent Investments LLC to extend the due date on the $6.25 million of 7.5% secured notes from October 31, 2001 to November 30, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $1,139,862 on October 30, 2001 (the date of issuance). It will be recorded as interest expense in the quarter ended December 31, 2001.

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

We have incurred net losses since our inception. If the merger with Medicis does not occur on November 15, 2001, we expect to incur additional operating losses into 2002 as we seek to maintain our sales and marketing organization and promotion of Orapred and Primsol to the market. We expect the merger to close on November 15, 2001.We expect cumulative losses to increase over this period. We have incurred a deficit from inception through September 30, 2001 of $104,534,000.

In December 1999, we modified our strategy until such time as we determine that our financial condition has adequately improved. Specifically, we are focused on marketing Orapred and Primsol and on seeking appropriate co-promotional opportunities. We have suspended all product development activities until such time, if ever, as our financial condition has adequately improved.

RESULTS  OF  OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE: Ascent had total net revenue of $2,819,000 and $6,117,000 for the three and nine months ended September 30, 2001, respectively, compared with total net revenue of $846,000 and $3,063,000 for the three and nine months ended September 30, 2000, respectively. The increase in net revenue of $1,973,000 for the three months ended September 30, 2001, was primarily attributable to $2,670,000 in Orapred syrup revenue. This was offset by a decrease in Primsol revenue of $31,000 over fiscal year 2000, the absence of Feverall revenue of $581,000 due to the sale of the Feverall product line in December 2000 to Alpharma USPD and the absence of co-promotional revenue of $88,000 due to the termination of the Omnicef(R) agreement in January 2000. The increase in net revenue of $3,054,000 for the nine months ended September 30, 2001, was primarily attributable to $5,512,000 in Orapred syrup revenue and an increase in Primsol revenue of $316,000 over fiscal year 2000. This was offset by the absence of Feverall revenue of $1,703,000 due to the sale of the Feverall product line in December 2000 to Alpharma USPD and the absence of co-promotional revenue of $1,069,000 due to the termination of the Omnicef(R) agreement in January 2000.

COST OF PRODUCT SALES: Cost of product sales was $548,000 and $1,222,000 for the three and nine months ended September 30, 2001, respectively, compared with cost of product sales of $350,000 and $969,000 for the three and nine months ended September 30, 2000, respectively. The increase in cost of product sales of $198,000 for the three months ended September 30, 2001, was primarily the result of an increase of $294,000 in manufacturing and testing costs associated with the production of Orapred syrup and Primsol solution. This was offset by decreases of $153,000 in manufacturing costs and $83,000 in amortization expense related to the termination of the Feverall manufacturing agreement due to the sale of the Feverall product line. The increase in cost of product sales of $253,000 for the nine months ended September 30, 2001, was primarily the result of an increase of $766,000 in manufacturing and testing costs associated with the production of Orapred syrup and Primsol solution. This was offset by a decreases of $449,000 in manufacturing costs and $250,000 in amortization expense related to the termination of the Feverall manufacturing agreement due to the sale of the Feverall product line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Ascent incurred selling, general and administrative expenses of $4,427,000 and $11,781,000 for the three and nine months ended September 30, 2001, respectively, compared with $3,088,000 and $9,422,000 for the three and nine months ended September 30, 2000, respectively, representing increases of $1,339,000 and $2,359,000, respectively.

Selling and marketing expenses were $2,968,000 and $9,031,000 for the three and nine months ended September 30, 2001, respectively, compared with expenses of $2,538,000 and $7,744,000 for the three and nine months ended September 30, 2000, respectively. The increase in selling and marketing expenses of $430,000 for the three months ended September 30, 2001, was primarily the result of $446,000 in advertising and promotion expenses for Orapred syrup and an increase of $48,000 in sample accountability expenses due to increased requirements under the Prescription Drug Medical Act ("PDMA"). This was offset by a decrease of $156,000 in advertising and promotion expenses for Primsol solution. The increase in selling and marketing expenses of $1,287,000 for the nine months ended September 30, 2001, was primarily the result of (i) $1,744,000 for the launch of Orapred syrup, which included a national sales meeting, samples and selling materials, direct mail, media, and trade promotions, (ii) an increase of $125,000 in sample accountability expenses due to increased PDMA requirements, and (iii) an increase of $77,000 in trade show expense due to an increased presence at trade shows in 2001. This was offset by (i) a decrease of $169,000 in personnel expenses due to reduced headcount, (ii) a decrease of $437,000 in advertising and promotion expenses for Primsol solution and (iii) the decrease of $47,000 in telesales expenses in a marketing program.

General and administrative expenses were $1,459,000 and $2,750,000 for the three and nine months ended September 30, 2001, respectively, compared with expenses of $550,000 and $1,678,000 for the three and nine months ended September 30, 2000, respectively. The increase of $909,000 for the three months ended September 30, 2001, was primarily attributable to increases of $758,000 due to expenses related to the proposed merger between Ascent and Medicis and $155,000 in recruiting expenses due to the expansion of the sales force. These increases were offset by a decrease of $81,000 in amortization expense for trademarks and goodwill due to the sale of the Feverall product line to Alpharma USPD. The increase of $1,072,000 for the nine months ended September 30, 2001, was primarily attributable to increases of (i) $758,000 due to expenses related to the proposed merger between Ascent and Medicis, (ii) $241,000 due to changes in Ascent's bonus plan, (iii) $75,000 in consulting expenses due to agreements with members of Ascent's board of directors, and (iv) $138,000 in recruiting expenses due to the expansion of the sales force. These increases were offset by a decrease of $244,000 in amortization expense for trademarks and goodwill due to the sale of the Feverall product line to Alpharma USPD.

RESEARCH AND DEVELOPMENT: Ascent incurred research and development expenses of $269,000 and $845,000 for the three and nine months ended September 30, 2001, respectively, compared with expenses of $651,000 and $1,926,000 for the three and nine months ended September 30, 2000, respectively. The decrease of $382,000 for the three months ended September 30, 2001, primarily reflects the incurrence in fiscal 2000 and not fiscal 2001 of (i) $103,000 for the Orapred product's research and development program due to timing differences in expenses in anticipation of the FDA's response on Ascent's Abbreviated New Drug Application, (ii) $121,000 in FDA user fees, and (iii) $136,000 in personnel expenses due to reduced headcount. The decrease of $1,081,000 for the nine months ended September 30, 2001, primarily reflects the incurrence in fiscal 2000 and not fiscal 2001 of (i) $92,000 for the Pediavent product research and development program that was terminated in December 1999, but which had certain outstanding obligations in fiscal 2000, (ii) $131,000 for the Orapred product's research and development program due to timing differences in expenses in anticipation of the FDA's response on Ascent's Abbreviated New Drug Application,
(iii) $148,000 in manufacturing and testing expenses related to the production of Primsol solution batches in anticipation of receiving FDA market approval,
(iv) $121,000 in FDA user fees, and (v) $530,000 in personnel expenses due to reduced headcount.

INTEREST: Ascent had interest income of $4,000 and $26,000 for the three and nine months ended September 30, 2001, respectively, compared with interest income of $21,000 and $48,000 for the three and nine months ended September 30, 2000, respectively, representing decreases of $17,000 and $22,000, respectively. Ascent had interest expense of $2,303,000 and $16,227,000 for the three and nine months ended September 30, 2001, respectively, compared with interest expense of $802,000 and $2,133,000 for the three and nine months ended September 30, 2000, respectively. The increase of $1,501,000 for the three months ended September 30, 2001, was primarily attributable to interest expense due to the additional $6.25 million of subordinated notes issued and outstanding during the third quarter of 2001 compared to the third quarter of 2000. The increase of $14,094,000 for the nine months ended September 30, 2001, was primarily attributable to the amortization of the $10.0 million Series H redemption price, as well as $3,518,000 in interest expense due to (i) the additional $6.25 million of subordinated notes issued and outstanding at September 30, 2001 compared to September 30, 2000, and (ii) the additional 3,000,000 warrants expensed during the quarter ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, Ascent has financed its operations primarily from private sales of preferred stock, with net proceeds of $35.6 million, the private sale of subordinated secured notes and related common stock and depositary share purchase warrants, with net proceeds of $46.8 million, and, in 1997, an initial public offering of shares of common stock, with net proceeds of $17.5 million. As of September 30, 2001, Ascent had $36,000 in cash and cash equivalents, a decrease of $225,000 from $261,000 as of December 31, 2000. As of November 1, 2001, Ascent has borrowed $9.25 million from FS Ascent Investments LLC under its $10.25 million credit facility described below. Ascent currently does not have access to sufficient cash to fund operations and repay debt and interest on such debt through December 31, 2001. If the merger with Medicis does not occur on November 15, 2001, Ascent will need additional funds in December 2001 beyond the $1 million available under the $10.25 million credit facility to fund operations and to repay outstanding debt, including interest payments. Ascent expects the merger to close on November 15, 2001.

Ascent used $8.1 million of cash in operations for the nine months ended September 30, 2001 compared to $10.7 million for the nine months ended September 30, 2000. Net cash used in operations for the nine months ended September 30, 2001 was primarily attributable to a $23.9 million net loss generated during the period, an increase in accounts receivable of $877,000 and a decrease in interest payable of $278,000. This was offset in part by non-cash interest expense of $14.6 million and increases in deferred revenue of $1.5 million and accounts payable of $723,000. Ascent's investing activities resulted in net cash used of $286,000 for the nine months ended September 30, 2001 compared to $247,000 for the nine months ended September 30, 2000. Ascent's capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. Ascent expects that its capital expenditures will remain steady in the future. Cash provided by financing activities was $8.2 million for the nine months ended September 30, 2001 compared to $10.8 million for the nine months ended September 30, 2000. The principal source of financing for the nine months ended September 30, 2001 was the FS Ascent Investments credit facility discussed below, which yielded net proceeds of $8.25 million.

Outstanding  Indebtedness  to  FS  Private  Investments  and  Other  Entities

As of September 30, 2001, Ascent had notes outstanding in the aggregate original principal amount of $28.95 million under its financing arrangements with the former holders of Series G preferred stock and funds affiliated with FS Private Investments. The notes currently outstanding are as follows:

- 8% seven-year subordinated notes issued on June 1, 1998 to the holders of Series G preferred stock pursuant to the May 1998 securities purchase agreement, of which $1.7 million of principal amount was outstanding as of September 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 8% seven-year convertible subordinated notes issued on July 23, 1999 to the holders of Series G preferred stock pursuant to the second amendment to the May 1998 securities purchase agreement, as amended, upon the conversion of the Series G preferred stock, of which $7.0 million of principal amount was outstanding as of September 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in June 2005.

- 7.5% convertible subordinated notes in the principal amount of up to $4.0 million issued on July 1, 1999 to funds affiliated with FS Private Investments pursuant to the third amendment to the May 1998 securities purchase agreement, as amended, of which $4.0 million of principal amount was outstanding as of September 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% convertible subordinated notes in the principal amount of up to $10.0 million issued on October 15, 1999 to funds affiliated with FS Private Investments pursuant to the fourth amendment to the May 1998 securities purchase agreement, as amended, of which $10.0 million of principal amount was outstanding as of September 30, 2001. The principal is shown on the balance sheet net of the fair market value allocated to the warrants associated with the notes. These notes mature in July 2004.

- 7.5% subordinated notes in the principal amount of up to $6.25 million issued on January 2, 2001 to FS Ascent Investments of which $6.25 million of the principal amount was outstanding as of September 30, 2001. These notes were originally due in June 2001. We have currently elected to extend the due date until November 30, 2001. If the merger with Medicis does not take place on November 15, 2001, we have the right to extend the due date to December 31, 2001. Ascent expects the merger to close on November 15, 2001.

Ascent's financing arrangements, including the material terms of the foregoing notes, are described in more detail below.

Series G Financing. On May 13, 1998, Ascent entered into a Series G Securities Purchase Agreement with funds affiliated with FS Private Investments and BancBoston Ventures, Inc. In accordance with this agreement, on June 1, 1998, Ascent issued and sold to these funds an aggregate of 7,000 shares of Series G convertible exchangeable preferred stock, $9.0 million of 8% seven-year subordinated notes and seven-year warrants to purchase an aggregate of 2,116,958 shares of Ascent common stock at a per share exercise price of $4.75 per share (which, as discussed below, was subsequently decreased), for an aggregate purchase price of $16.0 million. Of the $9.0 million of subordinated secured notes issued and sold by Ascent, $8,652,515 was allocated to the relative fair value of the subordinated notes and $347,485 was allocated to the relative fair value of the warrants. Accordingly, the 8% subordinated notes will be accreted from $8,652,515 to the maturity amount of $9,000,000 as interest expense over the term of the notes. The $347,485 allocated to the warrants was included in additional paid-in-capital. Ascent used a portion of the net proceeds, after fees and expense, of $14.7 million to repay $5.3 million in existing indebtedness and used the balance for working capital. As a result of the early repayment of subordinated notes, Ascent accelerated the unaccreted portion of the discount amounting to $842,000. In addition, $325,000 of unamortized debt issue costs were written off.

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

In the event of a change in control or unaffiliated merger of Ascent, Ascent could redeem the convertible notes issued upon exchange of the Series G preferred stock at a price equal to the liquidation preference plus accrued and unpaid dividends, although Ascent would be required to issue new common stock purchase warrants in connection with such redemption (which right has been waived, as discussed below). In the event of a change of control or unaffiliated merger of Ascent, the holders of the convertible notes and the subordinated notes could require Ascent to redeem these notes at a price equal to the unpaid principal plus accrued and unpaid interest on such notes. In connection with the Series G financing, a representative of FS Private Investments was added to Ascent's board of directors.

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

$10.25 Million Credit Facility. On December 29, 2000, Ascent entered into a loan agreement with FS Ascent Investments LLC ("FS Investments"), which is affiliated with FS Private Investments, and a fifth amendment to the Series G securities purchase agreement. Pursuant to the loan agreement and the fifth amendment, Ascent will receive up to $10.25 million in financing from FS Investments. The financing is comprised of $6.25 million of 7.5% secured notes (of which the entire $6.25 million has been advanced to Ascent as of September 30, 2001) and $4.0 million of Series H preferred stock ($2,001,000 of which has been advanced as of September 30, 2001). Under the terms of the notes, Ascent will pay interest quarterly and repay the outstanding principal of the notes on June 30, 2001, unless extended to no later than December 31, 2001 at Ascent's election, or earlier upon a change in control (as defined in the loan agreement) of Ascent or certain other conditions. Ascent has currently elected to extend the maturity date until November 30, 2001. The notes are secured by Ascent's Primsol product line, including intellectual property rights of Ascent pertaining to Primsol, pursuant to a security agreement, dated as of December 29, 2000, by and between Ascent and FS Investments. The $6.25 million advanced to Ascent under the loan agreement was obtained by FS Investments from Alpharma USPD under a loan agreement between FS Investments and Alpharma USPD. Under the terms of the Series H preferred stock, Ascent will be entitled to, and the holders of the Series H preferred stock will be entitled to cause Ascent to redeem the Series H preferred stock for a price equal to the liquidation amount ($1,000 per share) of the Series H preferred stock, plus $10.0 million. The $10.0 million redemption price was recorded as a current liability and as debt issue costs as an asset on the balance sheet and was amortized to interest expense over the original six month term of the loan agreement with FS Investments.

In  connection  with  the  financing,  Ascent  agreed  to  issue  warrants to FS
Investments  to  purchase  up  to  10,950,000  depositary shares of Ascent at an exercise price of $.05 per share (of which warrants to purchase 6,950,000 depositary shares have been issued as of September 30, 2001(1,950,000 of which were exercised as of September 30, 2001)) and reduced the exercise price of previously issued outstanding warrants to purchase a total of 5,600,000 depositary shares issued under the Series G securities purchase agreement from $3.00 to $0.05 per share, all of which warrants, as discussed below, were exercised as of March 23, 2001. The warrants issued to FS Investments to purchase 6,950,000 depositary shares (1,950,000 of which were exercised as of September 30, 2001) expire on December 29, 2007. The fair value of these warrants was recorded as a contribution to additional paid in capital of $4,219,884. The incremental value of the repriced 5,600,000 warrants was recorded as a contribution to additional paid in capital of $599,476 and as debt issue costs as an asset on the balance sheet to be amortized to interest expense over the original six month term of the loan agreement with FS Investments. The warrants, issuable for an aggregate of 9,000,000 depositary shares are issued in increments upon the extension of the due date of the principal of the note from June 30, 2001 to no later than December 31, 2001, as discussed above. The due date on the notes can be extended by Ascent until December 31, 2001 in monthly increments with the first three extensions each requiring the issuance of warrants exercisable for an aggregate of 1,000,000 depositary shares, and with each of the fourth, fifth and sixth extensions requiring the issuance of warrants exercisable for an aggregate of 2,000,000 depositary shares.

On June 29, 2001, Ascent issued warrants to purchase 1,000,000 depositary shares to FS Investments to extend the due date from June 30, 2001 to July 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $469,135 and as interest expense in the quarter ended
September  30,  2001.  On  July  30,  2001,  Ascent  issued warrants to purchase
1,000,000 depositary shares to FS Investments to extend the due date from July 31, 2001 to August 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $439,121 and as interest expense in the quarter ended September 30, 2001. On August 30, 2001, Ascent issued warrants to purchase 1,000,000 depositary shares to FS Investments to extend the due date from August 31, 2001 to September 30, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $640,463 and as interest expense in the quarter ended September 30, 2001. On September 29, 2001, Ascent issued warrants to purchase 2,000,000 depositary shares to FS Investments to extend the due date from September 30, 2001 to October 31, 2001. The fair value of these warrants was recorded as a contribution to additional paid in capital of $982,146 and was capitalized as debt issue costs on the balance sheet. The value of these warrants will be amortized as interest expense in the quarter ended December 31, 2001.

The Series H preferred stock is entitled to cumulative annual dividends payable on December 31, 2001 at the rate of 7.5% of the liquidation preference (as defined in the loan agreement dated as of December 29, 2000 between Ascent and FS Investments LLC). As of September 30, 2001 cumulative dividends are $8,812. The Series H preferred stock is redeemable at the redemption price at any time after the due date or the occurrence of a change in control (each as defined in such loan agreement) of Ascent at the option of the holders of the Series H preferred stock holding at least 80% of the shares of such stock then outstanding. Ascent may redeem all of the Series H preferred stock at the redemption price at any time. The holders of Series H preferred stock generally do not have any voting rights.

In connection with entering into the merger agreement, BancBoston Ventures Inc., Flynn Partners and the entities affiliated with FS Private Investments entered into a note agreement with Ascent. Under the note agreement, BancBoston Ventures Inc., Flynn Partners and the entities affiliated with FS Private Investments agreed that, until the earliest to occur of the termination of the merger agreement pursuant to its terms, the closing of the merger and January 31, 2002:

- they would not transfer any of our securities unless the transferee agrees in writing to become bound by the terms of the note agreement; and

- they would not convert any convertible subordinated notes into equity securities of Ascent.

Such holders of convertible subordinated notes also agreed to waive the requirement that we issue additional warrants to them as a condition to our right to redeem the convertible subordinated notes in connection with the merger and waived any required notices of the merger or the anticipated redemption of the notes upon consummation of the merger.

In addition, under the note agreement, FS Ascent Investments agreed that until the earliest to occur of the termination of the merger agreement pursuant to its terms, the closing of the merger and January 31, 2002, it would:

- not take any action that would cause us to redeem any or all of the Series H preferred stock or take any action to cause us to repay our 7.5% subordinated note;

- extend the date on which we are required to repay the principal amount of our 7.5% subordinated note to December 31, 2001 for no additional consideration other than as required under the terms of the notes;

- extend the date on which we are required to repay the principal amount of our 7.5% subordinated note to January 31, 2002 if the merger is not completed by December 31, 2001;

- waive any required notices of the merger and the anticipated redemption of the 7.5% subordinated note upon the completion of the merger; and

- agree that all unexercised warrants held by FS Ascent Investments terminate immediately prior to the completion of the merger.

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

Ascent anticipates that, based upon its current operating plan, including anticipated sales of Primsol and Orapred and its existing capital resources and access to the remaining $1.0 million under its credit facility with FS Investments, it will not have enough cash to fund operations through December 31, 2001. The Company also does not have sufficient funds to repay debt or interest on such debt which becomes due in December 2001. As a result, Ascent will need additional funds in December 2001 to fund operations and to repay outstanding debt, including interest payments, in December 2001. If adequate funds are not available, Ascent may be required to (i) obtain funds on unfavorable terms that may require Ascent to relinquish rights to certain of its technologies or products or that would significantly dilute Ascent's stockholders, (ii) significantly scale back or terminate operations and/or (iii) seek relief under applicable bankruptcy laws.

Interest payments under the 8% subordinated notes due June 1, 2005 in the principal amount of $8.7 million are due and payable semiannually in June and December of each year. During fiscal 2001, Ascent will be required to pay an aggregate of $868,371 in interest under the 8% subordinated notes due June 1, 2005. As of September 30, 2001, $349,965 of such interest payments had been paid. Interest payments under the $4.0 and $10.0 million credit facilities with the funds affiliated with FS Private Investments are due and payable on the last day of each calendar quarter. During fiscal 2001, Ascent will be required to pay an aggregate of $300,000 under the $4.0 million credit facility and an aggregate of $750,000 under the $10.0 million credit facility. As of September 30, 2001, $787,500 of such interest payments had been paid. As of November 1, 2001, Ascent has borrowed $9.25 million of the $10.25 million 7.5% credit facility with FS Investments and during fiscal 2001 will be required to pay an aggregate of $397,552 in interest. As of September 30, 2001, $280,365 of such interest payments had been paid. These interest payments and the repayments of the notes are subject to the note agreement described above and our merger agreement with Medicis.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset
Retirement Obligations", which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by Ascent, as required, in fiscal year 2002. Ascent does not believe that the adoption of SFAS No.141 and SFAS No. 142 will have any effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial statements.

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

WE  HAVE  NOT  BEEN  PROFITABLE

We have incurred net losses since our inception. As of September 30, 2001, our accumulated deficit was approximately $104.5 million. We received our first revenues from product sales in July 1997. If the merger with Medicis does not occur on November 15, 2001, we expect to incur additional significant operating losses at least over the next 12 months and expect cumulative losses to increase. We expect the merger to close on November 15, 2001. We expect that our losses will fluctuate from quarter to quarter based upon factors such as sales and marketing initiatives, competition, any product acquisitions of ours and the extent and severity of illness during cold and flu seasons. These quarterly fluctuations may be substantial.

WE WILL REQUIRE ADDITIONAL FUNDING TO REPAY DEBT AND TO FUND OPERATIONS AND WE MAY NOT BE ABLE TO OBTAIN ANY

If the merger with Medicis does not occur on November 15, 2001, we anticipate that, based upon our current operating plan, including anticipated sales of Primsol and Orapred, our existing capital resources and access to the remaining $1.0 million under our credit facility with FS Ascent Investments, we would not have enough cash to fund operations through December 31, 2001. We also do not have sufficient funds to repay debt or interest on such debt which becomes due in December 2001. We expect the merger to close on November 15, 2001. As a result, we will need additional funds in December 2001 to fund operations and to repay outstanding debt, including interest payments. If adequate funds are not available, we may be required to (i) obtain funds on unfavorable terms that may require us to relinquish rights to certain of our technologies or products or that would significantly dilute our stockholders, (ii) significantly scale back or terminate current operations and/or (iii) seek relief under applicable bankruptcy laws. Any of such cases would have a material adverse effect on our business.

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

YOU WILL NOT BE ABLE TO CONTROL OUR CORPORATE EVENTS BECAUSE FS PRIVATE INVESTMENTS OWNS APPROXIMATELY 67% OF OUR SECURITIES

FS Private Investments beneficially owns approximately 67% of our securities, including depositary shares issuable upon conversion of outstanding convertible notes and the exercise of outstanding warrants as of September 30, 2001. Accordingly, FS Private Investments, by virtue of its majority ownership of our securities, has the power, acting alone, to elect a majority of our board of directors over a three year period and has the ability to determine the outcome of any corporate actions requiring stockholder approval, including without limitation, the proposed merger with Medicis, regardless of how our other stockholders may vote. FS Private Investments' interests could conflict with the interests of our other stockholders. For instance, in the event of a merger involving the Company, the first $28.95 million, plus accumulated interest, in proceeds will be paid to FS Private Investments as repayment of currently outstanding debt, $13.0 million in proceeds will be paid to FS Private Investments as repayment of Series H preferred stock ($12.0 million of which was outstanding as of September 30, 2001), plus additional payments required under the terms of certain outstanding securities to certain other lenders.

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

In the ordinary course of business, Ascent is exposed to interest rate risk for its subordinated and convertible subordinated notes. All of the notes have fixed annual rates of either 7.5% or 8.0%. At September 30, 2001, the fair value of these notes was estimated to approximate carrying value. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at September 30, 2001, which was not materially different from the quarter-end carrying value.

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

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

See the Exhibit Index on Page 29 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

b)     Reports  on  Form  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ASCENT PEDIATRICS, INC.

Date: November 14, 2001 . . . . . . .  By: /s/ EMMETT CLEMENTE, Ph.D.
                                       ------------------------------
                                           Emmett Clemente, Ph.D.
                                           President and Chairman of the Board
                                          (Principal Executive and
                                           Financial Officer)

                                  Exhibit Index


Exhibit Number                                Description
--------------  -------------------------------------------------------------

10.1           Employment Agreement Amendment No. 3 between the Company and
               Emmett Clemente, dated as of March 15, 2001, as amended.

10.2 Letter Regarding a Retention Payment Plan between the Company and Emmett Clemente, dated as of August 8, 2001.

10.3 Consulting Agreement Amendment No. 1, dated as of July 9, 2001, between the Company and Joseph Ianelli.

10.4 Letter Regarding a Retention Payment Plan between the Company and Steven Evans, dated as of July 10, 2001.

10.5 Letter Regarding a Retention Payment Plan between the Company and David Benn, dated as of July 10, 2001.

10.6 Consulting Agreement Amendment No. 1, dated as of July 12, 2001, between the Company and Robert Baldini.